Form 10-Q
period 2000-09-30
WEIGH TRONIX LLC
filed 2000-11-15
CIK 1119746

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO __________

                       Commission File Number 333-43390

                               Weigh-Tronix, LLC
                               -----------------
            (Exact name of registrant as specified in its charter)

           Delaware                                           06-1510936
-------------------------------                           ---------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification Number)

                             293 South Main Street
                            Providence, R.I. 02903
                            ----------------------
                   (Address of principal executive offices)

                                (401) 272-4402
                                --------------
             (Registrant's telephone number, including area code)

Check whether the registrant: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)  Yes ___               No  X
                                                     ----

                                                                                                          PAGE
PART I         FINANCIAL INFORMATION                                                                     NUMBER
ITEM 1:        Unaudited Financial Statements.......................................................

                  Consolidated Balance Sheets as of March 31, 2000 and September 30, 2000...........         1

                  Consolidated Statements of Operations for the three and six months ended
                   September 30, 1999 and 2000.....................................................          2

                  Consolidated Statements of Cash Flows for the six months ended
                   September 30, 1999 and 2000......................................................         3

                  Notes to Consolidated Financial Statements (unaudited)............................         4

ITEM 2:        Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................................................        24

ITEM 3:        Quantitative and Qualitative Disclosures About Market Risk...........................        42

PART II        OTHER INFORMATION

ITEM 5:        Other Information....................................................................        42

ITEM 6:        Exhibits and Reports on Form 8-K.....................................................        42

               SIGNATURES...........................................................................        43

Exhibit 27.1   Financial Data Schedule..............................................................

PART I  FINANCIAL INFORMATION

Item 1 -- Unaudited Financial Statements

Weigh-Tronix, LLC
Unaudited Consolidated Balance Sheets
(In Thousands)

--------------------------------------------------------------------------------

                                                                                           March 31,       September 30,
                                                                                             2000             2000
Assets
Current assets:
   Cash and cash equivalents                                                        $         4,145  $          9,958
   Accounts receivable, net of allowance of $858 and $2,332, respectively                    21,677            72,785
   Inventories, net                                                                          21,008            63,475
   Prepaid expenses and other current assets                                                  1,319             9,713
   Deferred income taxes                                                                        897             3,290
                                                                                    ---------------  ----------------

     Total current assets                                                                    49,046           159,221

Property, plant and equipment, net of accumulated depreciation
   of $5,861 and $9,318, respectively                                                        24,625            50,470
Intangibles, net of accumulated amortization of $2,496 and $5,098, respectively              19,840           111,308
Deferred financing costs, net                                                                 1,675            11,403
Investments in unconsolidated joint ventures                                                     21             3,782
                                                                                    ---------------  ----------------

     Total assets                                                                   $        95,207  $        336,184
                                                                                    ===============  ================

Liabilities, Mandatorily Redeemable Membership Interests and Members' Equity
Current liabilities:
   Current portion of long-term debt                                                $         2,742  $          2,235
   Accounts payable                                                                          10,733            27,951
   Accrued expenses                                                                          12,998            43,308
   Deferred service contract revenue                                                          2,021            16,141
                                                                                    ---------------  ----------------
     Total current liabilities                                                               28,494            89,635

Long-term debt                                                                               53,247           188,734
Other long-term obligations                                                                     130             3,248
Deferred income taxes                                                                           753            10,301
                                                                                    ---------------  ----------------
     Total liabilities                                                                       82,624           291,918
                                                                                    ---------------  ----------------
Commitments and contingencies
Minority interest                                                                                 -             3,106
Mandatorily redeemable membership interests:
   Class A membership interests, subject to put option, at cost                               1,139             1,139
   Class C membership interests, subject to put option, at fair value                         1,959             1,769
   Preferred member interest, including accrued dividends of $330                                 -             9,590
                                                                                    ---------------  ----------------
     Total mandatorily redeemable membership interests                                        3,098            12,498

Members' equity:
   Membership interests                                                                      14,100            54,410
   Additional paid-in capital                                                                 1,012             3,669
   Subscription note receivable                                                                 (75)             (450)
   Unearned compensation                                                                       (386)             (294)
   Accumulated deficit                                                                       (4,556)          (25,569)
   Accumulated other comprehensive loss                                                        (610)           (3,104)
                                                                                    ---------------  ----------------

     Members' equity                                                                          9,485            28,662
                                                                                    ---------------  ----------------

     Total mandatorily redeemable membership interests and members' equity                   12,583            41,160
                                                                                    ---------------  ----------------

     Total liabilities, mandatorily redeemable membership interests and members'
     equity                                                                         $        95,207  $        336,184
                                                                                    ===============  ================


  The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Unaudited Consolidated Statements of Operations
(In Thousands)

--------------------------------------------------------------------------------

                                                                               Three Months Ended          Six Months Ended
                                                                                  September 30,              September 30,
                                                                           1999              2000        1999            2000
Revenues:
   Products                                                            $     24,578    $   55,064  $   47,196    $     86,325
   Services                                                                   7,067        31,644      13,900          43,905
                                                                       ------------    ----------  ----------    ------------
     Total revenues                                                          31,645        86,708      61,096         130,230

Cost of revenues:
   Cost of products                                                          16,624        47,073      31,804          69,756
   Cost of services                                                           4,687        21,250       9,478          30,670
                                                                       ------------    ----------  ----------    ------------

     Total cost of revenues                                                  21,311        68,323      41,282         100,426
                                                                       ------------    ----------  ----------    ------------
     Gross profit                                                            10,334        18,385      19,814          29,804

Operating expenses:
   Selling, general and administrative                                        7,609        26,586      14,190          38,618
   Depreciation and amortization                                                812         3,874       1,439           5,102
   Restructuring charge                                                           -         1,939           -           1,939
                                                                       ------------    ----------  ----------    ------------
     Operating income (loss)                                                  1,913       (14,014)      4,185         (15,855)

Interest expense                                                              1,496         6,014       3,131           8,294
Interest income                                                                  (8)         (153)        (22)           (204)
(Gain) loss on foreign currency                                                  21        (4,694)        (79)         (4,647)
Other (income) expense, net                                                     161           101        (136)             29
Equity in (income) loss of unconsolidated joint ventures                          5           (31)         15             (31)
                                                                       ------------    ----------  ----------    ------------
     Income (loss) before provision (benefit) for income taxes, minority interest in income (loss) of subsidiary and extraordinary
     loss                                                                       238       (15,251)      1,276         (19,296)


Provision (benefit) for income taxes                                            345        (1,096)        663          (1,164)
Minority interest in income (loss) of subsidiary                                  -           (44)          -               2
                                                                       ------------    ----------  ----------    ------------
     Income (loss) before extraordinary loss                                   (107)      (14,111)        613         (18,134)

Extraordinary loss, net of income tax benefit of $66                              -             -           -          (2,549)
                                                                       ------------    ----------  ----------    ------------
     Income (loss) before dividends on preferred member interest               (107)      (14,111)        613         (20,683)

12% dividends accrued on preferred member interest                                -           276           -             330
                                                                       ------------    ----------  ----------    ------------

     Net income (loss) available (attributable) to Members             $       (107)   $  (14,387) $      613    $    (21,013)
                                                                       ============    ==========  ==========    ============


  The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Unaudited Consolidated Statements of Cash Flows
(In Thousands)

--------------------------------------------------------------------------------

                                                                                                   Six Months Ended
                                                                                                     September 30,
                                                                                                   1999          2000
Cash flows from operating activities:
   Income (loss) before dividends on preferred member interest                             $        613  $     (20,683)
   Adjustments to reconcile net income (loss)
     to net cash provided by operating activities:
        Extraordinary loss, net of income tax benefit                                                 -          2,549
        Depreciation and amortization                                                             2,510          6,691
        Amortization of the inventory fair value adjustment                                           -         15,513
        Equity in loss (income) of unconsolidated joint ventures                                     15            (31)
        Membership equity interest compensation                                                      90          1,760
        Interest expense, deferred financing costs                                                  195            655
        Deferred income taxes                                                                      (159)        (3,875)
        Gain on disposal of property and equipment                                                  (14)           (60)
        Unrealized gain on foreign currency translation                                             (79)        (4,647)
        Changes in operating assets and liabilities,
          net of effect of acquisitions:
             Accounts receivable                                                                  1,167           (493)
             Inventories                                                                            447          1,674
             Prepaid expenses and other current assets                                             (937)          (777)
             Accounts payable                                                                       448         (5,152)
             Accrued expenses and deferred revenue                                               (1,474)         1,098
                                                                                           ------------  -------------
               Net cash provided by (used in) operating activities                                2,822         (5,778)

Cash flows from investing activities:
   Expenditures for property and equipment                                                       (1,371)        (1,693)
   Proceeds from sales of property and equipment                                                    116            176
   Acquisition of businesses, net of cash acquired                                                 (674)      (163,783)
   Loan to joint venture                                                                            (60)             -
                                                                                           ------------  -------------
               Net cash used in investing activities                                             (1,989)      (165,300)

Cash flows from financing activities:
   Proceeds from former senior debt                                                               7,162              -
   Payments made on former senior debt                                                           (7,809)       (40,487)
   Payments made on former senior subordinated notes including prepayment penalty                     -        (16,044)
   Proceeds from term loans related to the Senior Credit Agreement                                    -         70,000
   Proceeds from the revolving credit portion of the Senior Credit Agreement                          -         32,979
   Proceeds from the Senior Subordinated Notes due June 1, 2010                                       -         95,891
   Payments made on the Senior Credit Agreement                                                       -           (450)
   Proceeds from membership interests                                                                 -         39,461
   Proceeds from preferred member interest                                                            -          9,260
   Payments made on capital lease obligations                                                       (11)           (17)
   Deferred financing costs                                                                           -        (11,742)
                                                                                           ------------  -------------
               Net cash provided by (used in) financing activities                                 (658)       178,851

Effect of exchange rates on cash and cash equivalents                                              (785)        (1,960)
                                                                                           ------------  -------------
Increase (decrease) in cash and cash equivalents                                                   (610)         5,813

Cash and cash equivalents, beginning of the period                                                3,678          4,145
                                                                                           ------------  -------------
Cash and cash equivalents, end of the period                                               $      3,068  $       9,958
                                                                                           ============  =============
Supplemental cash flow information:
   Cash paid for interest                                                                  $      2,673  $       5,182
   Cash paid for income taxes                                                              $        434  $         959

  The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------


1.   Basis of Presentation

     Weigh-Tronix, LLC (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company" or "Weigh-Tronix"). The Company's fiscal year-end is March 31. The accompanying unaudited consolidated financial statements include the consolidated accounts of Weigh-Tronix, LLC and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position, results of operations and cash flows.

     Results for interim periods are not indicative of the results expected for the year primarily due to non-recurring charges related to acquisitions. The unaudited consolidated financial statements should be read in conjunction with the following notes and the Company's Registration Statement on Form S-4 dated November 13, 2000, which contain the most recent audited consolidated financial statements as of and for the year ended March 31, 2000. The March 31, 2000 balance sheet has been derived from the Company's audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.   Acquisition of Avery Berkel

     On June 13, 2000, Weigh-Tronix UK Limited, a subsidiary of the Company, and Marconi Corporation plc completed the acquisition of all the issued share capital of GEC Avery International Limited and Maatschappij van Berkel's Patent BV (collectively, "Avery Berkel"). The purchase price consideration paid was (pound)105.0 million, including acquisition costs of approximately (pound)2.7 million (approximately $162.6 million), subject to preliminary post-closing adjustments, payable in cash, together with warrants valued at $1.2 million to subscribe for 5% of the fully diluted ownership interests of Weigh-Tronix, LLC. Avery Berkel is a leading manufacturer, distributor and servicer of industrial and food retail weighing systems and other food processing equipment. The Avery Berkel acquisition was financed by the issuance of (Eurodollars) 100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010, the issuance of a (Eurodollars) 10.0 million liquidation preference exchangeable pay-in-kind preferred membership interest (hereafter referred to as "Preferred Member Interest"), a new Senior Credit Agreement with maximum borrowings of $120.0 million and the issuance of additional membership interests of $40.3 million to existing and new members of the Company.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     The Avery Berkel acquisition is recorded in accordance with the purchase method of accounting. The preliminary purchase price was approximately $163.8 million, including costs of acquisition totaling $4.3 million, and has been allocated to the net assets acquired as of June 13, 2000 based on their respective fair values based on valuations and other studies that are not yet complete. The actual allocation of the purchase consideration could differ from the estimated amounts included herein. A preliminary allocation of the consideration has been made to major categories of assets and liabilities acquired as of the date of acquisition in accordance with the purchase method of accounting:

          Cash                                                   $        -
          Accounts receivable                                        53,697
          Inventories                                                65,339
          Prepaid expenses and other current assets                   8,263
          Property and equipment                                     29,551
          Goodwill                                                   29,419
          Other identifiable intangible assets                       67,520
          Other assets                                                3,734
          Accounts payable and accrued expenses                     (70,030)
          Deferred income taxes - current                            (2,318)
          Other long-term obligations                                (7,741)
          Deferred income taxes - noncurrent                         (9,746)
          Minority interest                                          (3,905)
                                                                -----------
              Total purchase price                               $  163,783
                                                                -----------

          The purchase price is comprised of:

              Cash (including cash acquisition costs of $4,269)     154,523
              Preferred Member Interest                               9,260
                                                                -----------
              Total purchase price                               $  163,783
                                                                -----------


     In association with the financing, the Company incurred and capitalized debt issuance costs totaling $11.9 million.

     In accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded approximately $7.9 million of purchase accounting liabilities pertaining to the Avery Berkel acquisition. A description of the liabilities recorded and amounts paid to date are outlined in the table below:

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

                                                                            Liability
                                          Liability         Amounts       accrued as of
                                           recorded          paid       September 30, 2000
     Costs to exit businesses            $    1,155     $         -       $         1,155
     Involuntary termination costs            6,722          (1,329)                5,393
                                        ------------   ------------     -----------------
                                         $    7,877     $    (1,329)      $         6,548
                                        ============   ============     =================

     The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next 10 years. The accrued involuntary termination costs as of September 30, 2000 are expected to be paid in the third quarter of fiscal 2001. Two facilities have been closed and approximately 128 former Avery Berkel employees have been terminated as of September 30, 2000. The Company is still finalizing its business integration plans as a result of the Avery Berkel acquisition and, accordingly, the purchase accounting liabilities and valuations of certain assets will be finalized once these plans are complete. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting adjustments. The number of operating facilities to be closed and the final number of employees to be terminated were not finalized at September 30, 2000.

3.   Restructuring Charge

     In the quarter ended September 30, 2000, the Company approved a plan to restructure certain of the historic Weigh-Tronix business operations, which resulted in the Company recording a restructuring charge of $1,939 in the quarter ended September 30, 2000. The charge consisted of personnel-related costs ($1,096), facility closure, property and software lease termination costs ($764), and outplacement fees ($79). Personnel-related costs of approximately $781 were paid as of September 30, 2000. The Company's exit plan incorporates the planned closing of one manufacturing facility, sixteen service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately 120 employees will be terminated as a result of the exit plan, and 96 of these employees were terminated as of September 30, 2000.

4.   Financing Related to the Avery Berkel Acquisition

     Issuance of the (Eurodollars) 100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010.

     On June 13, 2000, SWT Finance B.V. (the "Issuer"), a subsidiary of the Company, issued (Eurodollars) 100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010 (the "Notes") in a private transaction pursuant to a note indenture (the "Notes Indenture"). The Company registered the Notes on Form S-4 with the Securities and Exchange Commission on November 13, 2000.

     Interest is calculated on the basis of a 360-day year comprising twelve 30-day months. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2000.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     The Notes are subordinated in right of payment to all current and future senior debt, which includes the Senior Credit Agreement discussed below. The Notes will rank pari passu in right of payment with all other Senior Subordinated Debt of the Issuer issued in the future, if any, and senior in right of payment to all subordinated indebtedness of the Issuer issued in the future, if any. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the guarantor subsidiaries. See Note 10 - Guarantors of Debt which presents summarized combined financial information for the parent, guarantor subsidiaries and non-guarantor subsidiaries under the Notes.

     The holders of the Notes have the right to require the Issuer to repurchase all or any part of the Notes upon a change of control, as defined in the Notes Indenture. Also, if the Company has "excess proceeds" of more than $5.0 million, as defined in the Notes Indenture, the Company is required to make an offer to all holders of the Notes to purchase the maximum principal amount of Notes that may be purchased with the excess proceeds at an offer price in cash of an amount equal to 100% of the principal amount thereof plus accrued and unpaid interest.

     The Notes Indenture contains a number of covenants that limit, among other things, dividend payments, certain types of investments, incurrence of indebtedness and issuance of preferred stock, issuance and sale of capital stock of restricted subsidiaries, liens, merger, consolidation or sale of assets, transactions with affiliates, sale and leaseback transactions, additional guarantees and certain business activities.

     Senior Credit Agreement

     In connection with the Avery Berkel acquisition, certain subsidiaries of the Company entered into a Senior Credit Agreement with certain lenders. The Senior Credit Agreement comprised $120.0 million of Term Loan and Revolving Credit Facilities, including a $30.0 million Tranche A Term Loan Facility, a $40.0 million Tranche B Term Loan Facility and a $50.0 million Revolving Credit Facility. The Tranche A Term Loan Facility is payable over 5 years, with the final repayment on June 30, 2005. The Tranche B Term Loan Facility is payable over 7 years, with the final payment on June 30, 2007. The commitment on the Revolving Credit Facility terminates on June 30, 2005 and amounts drawn down under the Revolving Credit Facility must be fully repaid by that date. The Revolving Credit Facility is subject to a borrowing base as defined in the Senior Credit Agreement based on specified percentages of eligible inventory and accounts receivable. The proceeds of the Senior Credit Agreement were used to pay back certain indebtedness of the Company and to finance a portion of the Avery Berkel acquisition, including related fees and expenses.

     The Tranche A Term Loan Facility and the Revolving Credit Facility bear interest at a rate equal to, in the case of loans denominated in U.S. dollars, LIBOR plus 3.25% or a base rate plus 2.25%. For loans denominated in sterling and euro, the Tranche A Term Loan Facility and the Revolving Credit Facility bear interest at LIBOR plus 3.25%. The Tranche B Term Loan Facility bears interest at a rate equal to, in the case of loans denominated in U.S. dollars, LIBOR plus 3.75% or a base rate plus 2.75%. For loans denominated in sterling, the Tranche B Term Loan Facility bears interest at LIBOR plus 3.75%. The margins over LIBOR and the base rate will be subject to adjustment on December 13, 2000 based on the achievement of certain financial ratios.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     A commitment fee is calculated at a rate equal to 0.50% of the daily average undrawn amount of the Revolving Credit Facility and is payable quarterly in arrears. The commitment fee is also subject to adjustment on December 13, 2000 based on the achievement of certain financial ratios.

     The Senior Credit Agreement provides for mandatory prepayments including:
     1) 100% of the net proceeds of certain asset sales and insurance claims; 2) 100% of the net proceeds of any sale or issuance of equity (other than equity provided by existing members of the Company) or incurrence of certain indebtedness by the Company or any of its subsidiaries; and 3) an amount equal to 75% of available "excess cash flows", as defined in the Senior Credit Agreement, in any fiscal year. Such prepayments will be applied to the Tranche A Term Loan Facility and the Tranche B Term Loan Facility ratably.

     The Senior Credit Agreement contains a number of operating and financial covenants that limit, among other things, amalgamations and changes in business, assets sales and disposals, indebtedness and other liabilities, liens, guarantees and other contingent liabilities, investments, loans and advances, dividends and other distributions and payments with respect to capital stock, optional payments and modifications with respect to the Notes and other debt instruments, transactions with affiliates, sale and leasebacks, changes in the passive holding structure of the Parent, changes in lines of business, permitted hedging activities, changes in fiscal periods, negative pledge causes, restrictions on subsidiary distributions and amendments to Avery Berkel acquisition documents. Also, the Senior Credit Agreement contains a number of operating and financial covenants, including, without limitation, requirements to maintain minimum ratios of earnings before interest, income taxes, depreciation and amortization ("EBITDA") to interest expense and EBITDA to fixed charges; maximum ratios of total indebtedness to EBITDA; minimum tangible net worth; and limitations on capital expenditures.

     Long-term debt at September 30, 2000 is as follows:

          12.5% Senior Subordinated Notes due June 1, 2010        $   88,370
          Tranche A Term Loan                                         29,625
          Tranche B Term Loan                                         39,925
          Revolving Credit Facility                                   32,979
          Capital Leases                                                  70
                                                                 -----------
          Total debt                                                 190,969
          Less current portion                                        (2,235)
                                                                 -----------
          Long-term debt                                          $  188,734
                                                                 -----------


     Redemption of the senior debt and the 12% Senior Subordinated Notes due May 1, 2005 and 2006

     On June 13, 2000, a portion of the proceeds from the Senior Credit Agreement and the Notes was used to fund the redemption of all outstanding senior debt under the credit agreement that was in place at March 31, 2000 and the 12% Senior Subordinated Notes. The Company recorded a pre-tax extraordinary loss of approximately $1.0 million relating to the early redemption of the 12% Senior Subordinated Notes. Also, the Company recorded a pre-tax extraordinary loss of approximately $1.6 million, which represents the unamortized deferred financing costs of the

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     retired senior debt and the 12% Senior Subordinated Notes. Both amounts are reflected as extraordinary items, net of the income tax benefit, in the accompanying consolidated statements of operations.

     Preferred Member Interest

     In connection with the Avery Berkel acquisition on June 13, 2000, the Company issued (Eurodollars)10.0 million of Preferred Member Interest pursuant to a subscription agreement (the "Subscription Agreement") between the Company, the Issuer of the Notes and Marconi Corporation plc. The Subscription Agreement was a private transaction not subject to the requirements of the Securities Act of 1933 or 1934. The holder of the Preferred Member Interest is entitled to dividends at a rate per annum equal to 12.0% through and including June 1, 2005, 15.0% from June 2, 2005 through and including December 1, 2005, and thereafter increasing by fifty basis points at the beginning of each subsequent six month period up to a maximum rate of 18.0%, in each case calculated on liquidation preference per Preferred Member Interest. Dividends are cumulative and payable annually on each June 1, commencing on June 1, 2001.

     At any time subsequent to the first anniversary of the issuance of the Preferred Member Interest, subject to the Company's achieving a certain fixed charge coverage ratio for the most recently ended four fiscal quarters, the holder of the Preferred Member Interest, at its option, may exchange its Preferred Member Interest for an aggregate principal amount of exchange notes. The right to exchange the Preferred Member Interest is exercisable only once. The exchange notes will be issued under the Notes Indenture and will be substantially identical to the Notes except that the date of issue and the first interest period will be different.

     With respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix, the Preferred Member Interest ranks junior and is subordinated in right of payment to the prior payment in full of the Notes, the Senior Debt and all other debt liabilities and obligations of Weigh-Tronix. The exchange notes issuable upon exchange of the Preferred Member Interest will rank pari passu with the Notes.

     In the event of bankruptcy, liquidation or reorganization of the Company, the assets of Weigh-Tronix will be available to pay obligations on the Preferred Member Interest only after all holders of the Notes, the Senior Credit Agreement and all other debt liabilities and obligations have been paid.

5.   Pro Forma Information (Unaudited)

     The results of operations of Avery Berkel and other purchased businesses have been included in the consolidated results of the Company from their respective acquisition dates. The following unaudited pro forma summary presents net sales, loss before extraordinary loss, loss before dividends on preferred member interest and net loss attributable to members for the six months ended September 30, 1999 and September 30, 2000 as if the acquisitions had occurred as of April 1, 1999. The pro forma summary gives effect to actual operating results prior to the acquisition, and is adjusted to include the pro forma effect of interest expense on the debt used to finance the acquisitions, depreciation related to the revaluation of property, plant and equipment, amortization of the related goodwill and other identifiable intangible assets and income taxes. The pro forma results for the six months ended September 30, 1999 include an amortization

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     charge of $16,278 related to the one time adjustment to record the acquired Avery Berkel inventory at its estimated fair value. Also, the pro forma results for the six months ended September 30, 2000 include a restructuring charge of $1,939 and integration related consulting fees of $1,875. No effect has been given to cost reductions or operating synergies in this presentation.

     Additionally, the pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                                           Six Months Ended
                                                                             September 30,
                                                                          1999           2000

          Net sales                                                   $   185,673     $   168,680
                                                                    -------------   -------------
          Loss before extraordinary loss                              $   (20,392)    $   (12,210)
                                                                    -------------   -------------
          Loss before dividends on preferred member interest          $   (22,941)    $   (14,759)
                                                                    -------------   -------------
          Net loss attributable to Members                            $   (23,493)    $   (15,311)
                                                                    =============   =============

6.   Inventories

                                                                       March 31,    September 30,
                                                                         2000            2000
                    Inventories, net consist of the following:
                         Raw materials                              $       6,345   $      12,580
                         Work in process                                    3,708          10,926
                         Finished goods                                    10,955          39,969
                                                                    -------------   -------------
                                                                    $      21,008   $      63,475
                                                                    =============   =============

     In connection with the acquisition of Avery Berkel, the Company recorded a non-recurring inventory fair value adjustment of $16,278 to reflect the purchase of the Avery Berkel inventory at its estimated fair value. Approximately $15,513 of the total fair value adjustment was amortized through cost of revenues for the six months ended September 30, 2000. The unamortized portion of the fair value adjustment of $765 is included in the net consolidated inventory balance at September 30, 2000 and will be recognized in costs of revenues during the Company's third quarter of fiscal 2001 as the remaining applicable inventory is sold.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

7.   Income Taxes

     The Company has recorded a tax benefit of $2,677 and $2,745 for the three and six months ended September 30, 2000, respectively. The Parent is a limited liability company and is thus not directly subject to U.S. federal or state income taxes. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit of $3,255 for the six months ended September 30, 2000, primarily due to the benefit associated with the amortization of the inventory fair value adjustment. A tax provision of $213 and $1,568 was recorded for the six months ended September 30, 2000 with respect to the Company's subsidiaries in Canada and the Netherlands, respectively. No tax benefit has been recorded with respect to U.S. consolidated tax losses for the six months ended September 30, 2000. During the three months and six months ended September 30, 1999, the income tax expense of $345 and $663, respectively, was primarily attributable to the Company's United Kingdom and Canadian subsidiaries. For all periods, the Company has provided a valuation allowance against all net operating loss carryforwards and deductible temporary differences as the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

8.   Comprehensive Income (Loss)

     Comprehensive income (loss) and its components are as follows:

                                                         Three Months Ended          Six Months Ended
                                                           September 30,               September 30,
                                                         1999          2000          1999          2000
     Income (loss) before dividends on
          Preferred Member Interest                  $    (107)    $  (14,111)   $      613    $  (20,683)
     Other comprehensive income (loss):
          Foreign currency translation adjustment          470         (1,696)          (84)       (2,494)
                                                   -----------    -----------   -----------   -----------
     Comprehensive income (loss)                     $     363     $  (15,807)   $      529    $  (23,177)
                                                   -----------    -----------   -----------   -----------

9.   Segment Information

     Prior to the acquisition of Avery Berkel on June 13, 2000, the Company was organized for management purposes into three reportable business segments: the North American Industrial division, the European Industrial division and the Consumer division. The Company continued to evaluate the historical Weigh-Tronix operations within those reportable business segments during the six months ended September 30, 2000, however, the name of the European Industrial division was changed to Rest of the World Industrial. The operations of Avery Berkel were evaluated as five separate reportable business segments prior to the acquisition. During the fiscal quarter ended September 30, 2000, the Company incorporated the operations of the historical Avery Berkel business into the Rest of the World Industrial division for management purposes.

Weight-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

9. Segment Information (Continued)

     The Company evaluates performance and allocates resources based on operating income. The reporting segments follow the same accounting policies as Weigh-Tronix's consolidated financial statements as described in the annual audited consolidated financial statements. Following is a tabulation of the business segment information for each of the periods presented.

                                                                    Three months ended September 30,

                                                    North          Rest of                Corporate
                                                   American         World                    and        Consolidated
                                                 Industrial      Industrial    Consumer     Other          Total
                                                 ----------     -----------  -----------  ---------     ------------
          1999
          External product revenues              $   15,054     $    4,853   $   4,671    $       -      $    24,578
          External service revenues                   3,963          3,104           -            -            7,067
                                                -----------    -----------   ---------    ---------      -----------
          Total external revenues                    19,017          7,957       4,671            -           31,645

          Intersegment revenues                         790             20           -            -              810
          Gross profit                                6,296          2,597       1,441            -           10,334
          Operating income (loss)                     1,805            245         335         (472)           1,913

          2000

          External product revenues              $   14,633     $   34,142   $   6,289    $       -      $    55,064
          External service revenues                   4,204         27,440           -            -           31,644
                                                 ----------     ----------   ---------    ---------      -----------
          Total external revenues                    18,837         61,582       6,289            -           86,708

          Intersegment revenues                       1,042           (613)          -            -              429
          Gross profit                                6,915          9,243       2,227            -           18,385
          Operating income (loss)                     2,473        (13,605)  $   1,017       (3,899)         (14,014)

Weight-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

9.  Segment Information (Continued)

                                                                      Six months ended September 30,

                                                North       Rest of                Corporate
                                               American      World                    and         Inter-      Consolidated
                                             Industrial    Industrial    Consumer    Other       Segment           Total
                                             ----------   -----------   ---------  ----------- -----------   -------------
          1999
          External product revenues         $    29,834  $   8,543    $    8,819    $        -                $     47,196
          External service revenues               7,527      6,373             -             -                      13,900
                                            -----------  ---------    ----------    ----------                ------------
          Total external revenues                37,361     14,916         8,819             -                      61,096
                                            ===========  =========    ==========    ==========                ============
          Intersegment revenues                   1,660         20             -             -                       1,680
          Gross profit                           12,403      4,770         2,641             -                      19,814
          Operating income (loss)                 3,661        844           416          (736)                      4,185


          2000
          External product revenues         $    28,066  $  47,312    $   10,947    $        -                $     86,325
          External service revenues               7,875     36,030             -             -                      43,905
                                            -----------  ---------    ----------    ----------                ------------
          Total external revenues                35,941     83,342        10,947             -                     130,230
                                            ===========  =========    ==========    ==========                ============
          Intersegment revenues                   1,969         36             -             -                       2,005
          Gross profit                           12,359     13,856         3,589             -                      29,804
          Operating income (loss)                 3,378    (13,537)        1,003        (6,699)                    (15,855)

          March 31, 2000
          Long-lived assets                      27,093     12,271         3,411         3,386           -          46,161
          Total assets                           65,934     26,363        14,048        87,117     (98,255)         95,207

          September 30, 2000
          Long-lived assets                      27,950    129,401         3,113        16,499           -         176,963
          Total assets                           98,820    252,767        13,803       491,807    (521,013)        336,184

          September 30, 1999
          Capital expenditures                      853        408           110             -                       1,371

          September 30, 2000
          Capital expenditures                      768        701           224             -                       1,693

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

9.   Segment Information (Continued)

     Net sales by customer location for the three and six months ended September 30, 1999 and 2000 were as follows:


                                        Three months ended            Six months ended
                                          September 30,                September 30,
                                        1999         2000            1999         2000
          Net revenues:
             United States           $  15,590    $  22,522       $  30,791    $  38,604
             United Kingdom              7,237       31,975          17,857       47,981
             Other                       8,818       32,211          12,448       43,645
                                     ---------    ---------       ---------    ---------

                                     $  31,645    $  86,708       $  61,096    $ 130,230
                                     =========    =========       =========    =========

     Long-lived assets by location as of March 31, 2000 and September 30, 2000 were as follows:

                                             March 31,  September 30,
                                               2000         2000

          Long-lived assets:
             United States                   $ 27,736     $  29,959
             United Kingdom                    17,192       142,298
             Other                              1,233         6,694
                                             --------     ---------

                                             $ 46,161     $ 178,951
                                             ========     =========

10.  Guarantors of Debt

     The following summarized combined financial information presents guarantor and non-guarantor financial position, results of operations and cash flows of the Company under the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the Parent and the guarantor subsidiaries.

     Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Parent, guarantor subsidiaries and non-guarantor subsidiaries are reflected in the eliminations column. The summarized consolidated financial information was prepared using the same consolidation policies as presented in Note 1 - Basis of Presentation. The provision (benefit) for income taxes for both guarantor and non-guarantor subsidiaries has been allocated on the basis of actual income before taxes earned or loss before taxes incurred by these subsidiaries. Management asserts that separate complete financial statements of the issuer and subsidiary guarantors of the Notes would not provide additional material information that

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     would be useful in assessing the financial composition of the guarantors or the sufficiency of the guarantees.

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Statements
(In thousands)
--------------------------------------------------------------------------------

10.  Guarantors of Debt (Continued)

          Unaudited Consolidated Balance Sheets as of March 31, 2000

                                                                             Guarantor    Non-Guarantor
                                                             Parent        Subsidiaries   Subsidiaries   Eliminations      Total
Assets
Current assets:
     Cash and cash equivalents                             $       -        $    3,384      $    761      $       -      $   4,145
     Accounts receivable, net                                    750            33,644           931        (13,648)        21,677
     Inventories, net                                              -            20,134           962            (88)        21,008
     Prepaid expenses and other current assets                     -             1,292            27              -          1,319
     Deferred income taxes                                         -               897             -              -            897
                                                           ---------        ----------      --------      ---------      ---------
        Total current assets                                     750            59,351         2,681        (13,736)        49,046
Property, plant and equipment, net                                 -            24,299           326              -         24,625
Intangibles, net                                                   -            19,541           299              -         19,840
Deferred financing costs, net                                    992               673            10              -          1,675
Investments in unconsolidated joint venture                        -                21             -              -             21
Investment in subsidiaries                                    10,916            14,367             -        (25,283)             -
Intercompany receivables                                           -            55,557             -        (55,557)             -
                                                           ---------        ----------      --------      ---------      ---------
        Total assets                                       $  12,658        $  173,809      $  3,316      $ (94,576)     $  95,207
                                                           =========        ==========      ========      =========      =========
Liabilities, Mandatorily Redeemable
   Membership Interests and Members' Equity
Current liabilities:
     Current portion of long-term debt                     $       -        $    3,300      $     50      $    (608)     $   2,742
     Accounts payable                                             75            22,840         1,361        (13,543)        10,733
     Accrued expenses                                              -            12,909            89              -         12,998
     Deferred service contract revenue                             -             2,021             -              -          2,021
                                                           ---------        ----------      --------      ---------      ---------
        Total current liabilities                                 75            41,070         1,500        (14,151)        28,494

Long-term debt                                                     -            54,672            44         (1,469)        53,247
Other long-term obligations                                        -               130             -              -            130
Deferred income taxes                                              -               753             -              -            753
Intercompany loans                                                              52,158         1,323        (53,481)             -
                                                           ---------        ----------      --------      ---------      ---------
        Total liabilities                                         75           148,783         2,867        (69,101)        82,624

Commitments and contingencies
Mandatorily redeemable membership interests:
     Class A membership interests, subject
     to put option, at cost                                    1,139                 -             -              -          1,139
     Class C membership interests, subject
     to put option, at fair value                              1,959                 -             -              -          1,959
                                                           ---------        ----------      --------      ---------      ---------
        Total mandatorily redeemable membership interests      3,098                 -             -              -          3,098

Members' equity:
     Membership interests                                     14,100            28,513           372        (28,885)        14,100
     Additional paid-in capital                                1,012                 -             -              -          1,012
     Subscription note receivable                                (75)                -             -              -            (75)
     Unearned compensation                                      (386)                -             -              -           (386)
     Retained earnings (accumulated deficit)                  (4,556)           (2,953)           80          2,873         (4,556)
     Accumulated other comprehensive loss                       (610)             (534)           (3)           537           (610)
                                                           ---------        ----------      --------      ---------      ---------
        Members' equity                                        9,485            25,026           449        (25,475)         9,485
                                                           ---------        ----------      --------      ---------      ---------
        Total mandatorily redeemable membership
         interest and members' equity                         12,583            25,026           449        (25,475)        12,583
                                                           ---------        ----------      --------      ---------      ---------

        Total liabilities, mandatorily redeemable
         membership interests and members' equity          $  12,658        $  173,809      $  3,316      $ (94,576)     $  95,207
                                                           =========        ==========      ========      =========      =========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

10.       Guarantors of Debt (Continued)

                            Unaudited Consolidated Statements of Operations for the Quarter Ended September 30, 1999

                                                                     Guarantor     Non-Guarantor
                                                          Parent    Subsidiaries   Subsidiaries   Eliminations      Total
Revenues:
   Products                                              $     -     $   25,402      $     356      $   (1,180)   $    24,578
   Services                                                    -          6,986             81               -          7,067
                                                         -------     ----------      ---------      ----------    -----------

     Total revenues                                            -         32,388            437          (1,180)        31,645

Cost of revenues:
   Cost of products                                            -         17,503            232          (1,111)        16,624
   Cost of services                                            -          4,616             71               -          4,687
                                                         -------     ----------      ---------      ----------    -----------
     Total cost of revenues                                    -         22,119            303          (1,111)        21,311
                                                         -------     ----------      ---------      ----------    -----------
     Gross profit                                              -         10,269            134             (69)        10,334

Operating expenses:
   Selling, general and administrative                        45          7,352            212               -          7,609
   Depreciation and amortization                               -            795             17               -            812
                                                         -------     ----------      ---------      ----------    -----------

     Operating income (loss)                                 (45)         2,122            (95)            (69)         1,913

Interest expense                                              40          1,442             14               -          1,496
Interest income                                                -             (8)             -               -             (8)
(Gain) loss on foreign currency                                -              3             18               -             21
Other expense, net                                             -            161              -               -            161
Equity in loss of unconsolidated joint venture                 -              5              -               -              5
Equity in income of consolidated subsidiaries                 22              -              -             (22)             -
                                                         -------     ----------      ---------      ----------    -----------

     Income (loss) before provision for income taxes        (107)           519           (127)            (47)           238


Provision for income taxes                                     -            345              -               -            345
                                                         -------     ----------      ---------      ----------    -----------
     Net income (loss) available (attributable)
     to Members                                          $  (107)    $      174      $    (127)     $      (47)   $      (107)
                                                         =======     ==========      =========      ==========    ===========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In thousands)
--------------------------------------------------------------------------------

10.       Guarantors of Debt (Continued)

          Unaudited Consolidated Statements of Operations for the Six
                        Months Ended September 30, 1999


                                                                       Guarantor        Non-Guarantor
                                                          Parent      Subsidiaries      Subsidiaries     Eliminations      Total
Revenues:
   Products                                              $      -     $    49,413       $      715       $     (2,932)    $  47,196
   Services                                                     -          13,723              177                  -        13,900
                                                         --------     -----------       ----------       ------------     ---------
     Total revenues                                             -          63,136              892             (2,932)       61,096

Cost of revenues:
   Cost of products                                             -          34,185              463             (2,844)       31,804
   Cost of services                                             -           9,325              153                  -         9,478
                                                         --------     -----------       ----------       ------------     ---------
     Total cost of revenues                                     -          43,510              616             (2,844)       41,282
                                                         --------     -----------       ----------       ------------     ---------
     Gross profit                                               -          19,626              276                (88)       19,814

Operating expenses:
   Selling, general and administrative                         90          13,721              379                  -        14,190
   Depreciation and amortization                                -           1,402               37                  -         1,439
                                                         --------     -----------       ----------       ------------     ---------
     Operating income (loss)                                  (90)          4,503             (140)               (88)        4,185

Interest expense                                               80           3,020               31                  -         3,131
Interest income                                                 -             (22)                -                 -          (22)
Gain on foreign currency                                        -             (58)             (21)                 -           (79)
Other income, net                                               -            (136)               -                  -          (136)
Equity in loss of unconsolidated joint venture                  -              15                -                  -            15
Equity in income of consolidated subsidiaries                (783)              -                -                783             -
                                                         --------     -----------       ----------       ------------     ---------

     Income (loss) before provision for income taxes          613           1,684             (150)              (871)        1,276

Provision for income taxes                                      -             663                -                  -           663
                                                         --------     -----------       ----------       ------------     ---------
     Net income (loss) available (attributable)
     to Members                                          $    613     $     1,021       $     (150)      $       (871)    $     613
                                                         ========     ===========       ==========       ============     =========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     10.  Guarantors of Debt (Continued)

     Unaudited Consolidated Condensed Statements of Cash Flows for the Six
                        Months Ended September 30, 1999

                                                                  Guarantor       Non-Guarantor
                                                      Parent    Subsidiaries      Subsidiaries    Eliminations      Total
Net cash provided by operating activities          $      -     $     2,789          $     29         $     4    $   2,822

Cash flows from investing activities:
   Expenditures for property and equipment                -          (1,345)              (26)              -       (1,371)
   Proceeds from sales of property and
   equipment                                              -             116                 -               -          116
   Acquisition of businesses, net of cash
   acquired                                               -            (556)             (118)              -         (674)
   Loan to joint venture                                  -             (60)                -               -          (60)
                                                  ----------   ---------------       -------------   ----------  ---------
     Net cash used in investing activities                -          (1,845)             (144)              -       (1,989)


Cash flows from financing activities:
   Proceeds from former senior debt                       -           7,162                 -               -        7,162
   Payments made on former senior debt                    -          (7,809)                -               -       (7,809)
   Payments made on capital lease obligations             -               -               (11)              -          (11)
                                                  ----------   ---------------       -------------   ----------  ---------
     Net cash used in financing activities                -            (647)              (11)              -         (658)


Effect of exchange rates on cash and cash
equivalents                                               -            (789)                8              (4)        (785)
                                                  ----------   ---------------       -------------  -----------  ---------

Net decrease in cash and cash equivalents                 -            (492)             (118)              -         (610)

Cash and cash equivalents, beginning of the
period                                                    -           3,422               256               -        3,678
                                                  -----------  ---------------      --------------  -----------  ---------
Cash and cash equivalents, end of the period       $      -     $     2,930          $    138         $     -    $   3,068
                                                  ===========  ===============      ==============  ===========  =========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

10.       Guarantors of Debt (Continued)

        Unaudited Consolidated Balance Sheets as of September 30, 2000

                                                                    Guarantor     Non-Guarantor
                                                      Parent        Subsidiaries  Subsidiaries     Elimination        Total
Assets
Current assets:
     Cash and cash equivalents                     $          -      $      5,156  $    4,802       $         -     $    9,958
     Accounts receivable, net                               744            85,513      21,819           (35,291)        72,785
     Inventories, net                                         -            50,387      13,176               (88)        63,475
     Prepaid expenses and other current assets                6             4,895       4,812                 -          9,713
     Deferred income taxes                                    -             3,290           -                 -          3,290
                                                   ------------      ------------  ----------       -----------     ----------
        Total current assets                                750           149,241      44,609           (35,379)       159,221
Property, plant and equipment, net                            -            46,374       4,096                 -         50,470
Intangibles, net                                          1,182           109,876         250                 -        111,308
Deferred financing costs, net                                 -            11,403           -                 -         11,403
Investments in unconsolidated joint ventures                  -               670       3,112                 -          3,782
Investment in subsidiaries                               40,368           215,442           -          (255,810)             -
Intercompany receivables                                      -           196,526           -          (196,526)             -
                                                   ------------      ------------  ----------       -----------     ----------
        Total assets                               $     42,300      $    729,532  $   52,067       $  (487,715)    $  336,184
                                                   ============      ============  ==========       ===========     ==========
Liabilities, Mandatorily Redeemable
   Membership Interests and Members' Equity
Current liabilities:
     Current portion of long-term debt             $          -      $      2,200  $       35       $         -     $    2,235
     Accounts payable                                        70            51,789      11,226           (35,134)        27,951
     Accrued expenses                                         -            35,131       8,177                 -         43,308
     Deferred service contract revenue                        -            11,776       4,365                 -         16,141
                                                   ------------      ------------  ----------       -----------     ----------
        Total current liabilities                            70           100,896      23,803           (35,134)        89,635
Long-term debt                                                -           188,699          35                 -        188,734
Other long-term obligations                                   -               178       3,070                 -          3,248
Deferred income taxes                                         -            12,763      (2,462)                -         10,301
Intercompany loans                                          780           220,175     (24,129)         (196,826)             -
                                                   ------------      ------------  ----------       -----------     ----------
        Total liabilities                                   850           522,711         317          (231,960)       291,918

Commitments and contingencies
Minority interest                                             -             3,106           -                 -          3,106
Mandatorily redeemable membership interests:
     Class A membership interests, subject to put
       option, at cost                                    1,139                 -           -                 -          1,139
     Class C membership interests, subject to put
       option, at fair value                              1,769                 -           -                 -          1,769
     Preferred member interest, including accrued
       dividends of $330                                  9,590                 -           -                 -          9,590
                                                   ------------      ------------  ----------       -----------     ----------
        Total mandatorily redeemable membership
          interests                                      12,498                 -           -                 -         12,498
Members' equity:
     Share capital                                            -           207,972      55,363          (263,335)             -
     Membership interests                                54,410            18,354         372           (18,726)        54,410
     Additional paid-in capital                           3,669                 -           -                 -          3,669
     Subscription note receivable                          (450)                -           -                 -           (450)
     Unearned compensation                                 (294)                -           -                 -           (294)
     Accumulated deficit                                (25,279)          (16,697)     (4,089)           20,496        (25,569)
     Accumulated other comprehensive income (loss)       (3,104)           (5,914)        104             5,810         (3,104)
                                                   ------------      ------------  ----------       -----------     ----------
        Members' equity                                  28,952           203,715      51,750          (255,755)        28,662
                                                   ------------      ------------  ----------       -----------     ----------
        Total mandatorily redeemable membership
         interests and members' equity                   41,450           203,715      51,750          (255,755)        41,160
                                                   ------------      ------------  ----------       -----------     ----------
        Total liabilities, mandatorily redeemable
         membership interests and members' equity  $     42,300      $    729,532  $   52,067       $  (487,715)    $  336,184
                                                   ============      ============  ==========       ===========     ==========

Weigh - Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

10.  Guarantors of Debt (Continued)

                Unaudited Consolidated Statements of Operations
                   for the Quarter Ended September 30, 2000

                                                                     Guarantor      Non-Guarantor
                                                          Parent     Subsidiaries   Subsidiaries    Eliminations      Total
Revenues:
   Products                                             $       -    $     48,879   $      11,729  $    (5,544)    $      55,064
   Services                                                     -          24,995           7,523         (874)           31,644
                                                        ---------    ------------   -------------  -----------     -------------
     Total revenues                                             -          73,874          19,252       (6,418)           86,708

Cost of revenues:
   Cost of products                                             -          41,379          11,238       (5,544)           47,073
   Cost of services                                             -          16,734           5,390         (874)           21,250
                                                        ---------    ------------   -------------  -----------     -------------
     Total cost of revenues                                     -          58,113          16,628       (6,418)           68,323
                                                        ---------    ------------   -------------  -----------     -------------
     Gross profit                                               -          15,761           2,624            -            18,385

Operating expenses:
   Selling, general and administrative                         46          20,000           6,540            -            26,586
   Depreciation and amortization                               18           3,619             237            -             3,874
   Restructuring charge                                         -           1,939               -            -             1,939
                                                        ---------    ------------   -------------  -----------     -------------
     Operating loss                                           (64)         (9,797)         (4,153)           -           (14,014)

Interest expense                                             (951)          6,973              97         (105)            6,014
Interest income                                                 -             (68)           (190)         105              (153)
(Gain) loss on foreign currency                                 -          (4,812)            118            -            (4,694)
Other expense, net                                              -             101               -            -               101
Equity in (income) of unconsolidated joint ventures             -             (31)              -            -               (31)
Equity in loss of consolidated subsidiaries                14,998               -               -      (14,998)                -
                                                        ---------    ------------   -------------  -----------     -------------
     Loss before provision (benefit) for income
        taxes and minority interests in loss of
        subsidiary                                        (14,111)        (11,960)         (4,178)      14,998           (15,251)

Provision (benefit) for income taxes                            -          (1,546)            450            -            (1,096)
Minority interest in loss of subsidiary                         -               -             (44)           -               (44)
                                                        ---------    ------------   -------------  -----------     -------------
     Loss before dividends on preferred
        member interest                                   (14,111)        (10,414)         (4,584)      14,998           (14,111)

12% dividends accrued on preferred member
   interest                                                   276               -               -            -               276
                                                        ---------    ------------   -------------  -----------     -------------
     Net loss attributable to Members              $      (14,387)    $   (10,414)     $   (4,584)  $   14,998     $     (14,387)
                                                        =========    ============   =============  ===========     =============

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------


     10.  Guarantors of Debt (Continued)

               Unaudited Consolidated Statements of Operations
                  for the Six Months Ended September 30, 2000



                                                            Guarantor     Non-Guarantor
                                                  Parent    Subsidiaries  Subsidiaries    Eliminations     Total
Revenues:
   Products                                    $     -    $     78,834    $   15,381      $   (7,890)   $  86,325
   Services                                          -          35,224         9,729          (1,048)      43,905
                                               ---------  ------------    ----------       ---------    ---------
     Total revenues                                  -         114,058        25,110          (8,938)     130,230

Cost of revenues:
   Cost of products                                  -          63,633        14,013          (7,890)      69,756
   Cost of services                                  -          24,827         6,891          (1,048)      30,670
                                               ---------  ------------    ----------       ---------    ---------
     Total cost of revenues                          -          88,460        20,904          (8,938)     100,426
                                               ---------  ------------    ----------       ---------    ---------
     Gross profit                                    -          25,598         4,206             -         29,804

Operating expenses:
   Selling, general and administrative             1,760        29,247         7,611             -         38,618
   Depreciation and amortization                      18         4,789           295             -          5,102
   Restructuring charge                              -           1,939           -               -          1,939
                                               ---------  ------------    ----------       ---------    ---------
     Operating loss                               (1,778)      (10,377)       (3,700)            -        (15,855)

Interest expense                                      41         8,258           158            (163)       8,294
Interest income                                      -            (101)         (266)            163         (204)
(Gain) loss on foreign currency                      -          (4,765)          118             -         (4,647)
Other expense, net                                   -              29           -               -             29
Equity in (income) of unconsolidated joint
ventures                                             -             (31)          -               -            (31)
Equity in loss of consolidated subsidiaries       17,913          -              -           (17,913)          -
                                               ---------  ------------    ----------      ----------    ---------
     Loss before provision (benefit) for income
        taxes, minority interest in income of
        subsidiary and extraordinary loss        (19,732)      (13,767)       (3,710)         17,913      (19,296)

Provision (benefit) for income taxes                 -          (1,611)          447             -         (1,164)
Minority interest in income of subsidiary            -            -                2             -              2
                                               ---------  ------------    ----------       ---------    ---------
     Loss before extraordinary loss              (19,732)      (12,156)       (4,159)         17,913      (18,134)

Extraordinary loss, net of income tax benefit
   of $66                                           (951)       (1,588)          (10)            -         (2,549)
                                               ---------  ------------    ----------       ---------    ---------
     Loss before dividends on preferred
          member interest                        (20,683)      (13,744)       (4,169)         17,913      (20,683)

12% dividends accrued on preferred member
   interest                                          330          -              -              -             330
                                               ---------  ------------    ----------      ----------    ---------
     Net loss attributable to Members          $ (21,013) $    (13,744)   $   (4,169)     $   17,913    $ (21,013)
                                               =========  ============    ==========      ==========    =========

Weigh-Tronix, LLC
Notes to Unaudited Consolidated Financial Statements
(In Thousands)
--------------------------------------------------------------------------------

     10.  Guarantors of Debt (Continued)

     Unaudited Consolidated Condensed Statements of Cash Flows for the Six
                        Months Ended September 30, 2000

                                                                     Guarantor    Non-Guarantor
                                                       Parent       Subsidiaries  Subsidiaries    Eliminations  Total
Net cash used in operating activities                 $         -  $    (5,101)   $     (1,010)   $        333  $    (5,778)

Cash flows from investing activities:
   Expenditures for property and equipment                      -       (1,578)           (115)              -       (1,693)
   Proceeds from sales of property and equipment                -           88              88               -          176
   Acquisition of businesses, net of cash acquired              -     (163,783)              -               -     (163,783)
                                                      -----------  -----------    ------------    ------------  -----------
        Net cash used in investing activities                   -     (165,273)            (27)              -     (165,300)

Cash flows from financing activities:
   Payments made on former senior debt                          -      (40,487)              -               -      (40,487)
   Payments made on former senior subordinated notes            -      (16,044)              -               -      (16,044)
   Proceeds from term loans related to the Senior
     Credit Agreement                                           -       70,000               -               -       70,000
   Proceeds from the revolving credit portion of the
     Senior Credit Agreement                                    -       32,979               -               -       32,979
   Proceeds from the Senior Subordinated Notes
     due June 1, 2010                                           -       95,891               -               -       95,891
   Payments made on the Senior Credit Agreement                 -         (450)              -               -         (450)
   Proceeds from membership interests                      39,461             -              -               -       39,461
   Proceeds from preferred member interest                  9,260             -              -               -        9,260
   Payments made on capital lease obligations                   -             -            (17)              -          (17)
   Deferred financing costs                                     -      (11,742)              -               -      (11,742)
   Intercompany loans                                     (48,721)      43,800           4,921               -            -
                                                      -----------  -----------    ------------    ------------  -----------

        Net cash provided by financing activities               -      173,947           4,904               -      178,851

Effect of exchange rates on cash and cash equivalents           -       (1,801)            174            (333)      (1,960)
                                                       -----------  -----------    ------------    ------------  ----------

Net increase in cash and cash equivalents                       -        1,772           4,041               -        5,813

Cash and cash equivalents, beginning of the period              -        3,384             761               -        4,145
                                                      -----------  -----------    ------------    ------------  -----------

Cash and cash equivalents, end of the period          $         -  $     5,156    $      4,802    $          -  $     9,958
                                                      ===========  ===========    ============    ============  ===========

Item 2 -- Management's Discussion and Analysis of
          Financial Condition and Results Of Operations


Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein and Weigh-Tronix, LLC's Registration Statement on Form S-4 dated November 13, 2000, that contains the most recent audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the year ended March 31, 2000.

Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Operating results for the six months and the three months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year ending March 31, 2001.

Forward Looking Information

     This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 23E of the Securities Act of 1934, as amended. These statements relate to future events or future financial performance. Any statements contained in this report that are not statements of historical fact may be deemed to be forwarded-looking statements. In some cases, forward-looking statements can be identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," "estimate," "predict," "potential," or "continue," or the negative of such terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

     Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither the Company, nor any other entity, assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company is under no obligation to update any of the forward-looking statements after the filing of this Form 10-Q to conform such statements to actual results or to changes in the Company's expectations.

Strategic Acquisitions and Investments

     On June 13, 2000, Weigh-Tronix, LLC acquired from Marconi plc 100% of the share capital of each of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel"), (together "Avery Berkel") for (pound)70.0 million and (pound) 35.0 million, respectively, less customary purchase price adjustments based on the closing net assets of Avery Berkel, and a purchase price reduction based on unfunded pension liabilities of the Avery Berkel Group as of completion of the transaction, plus the direct costs of the acquisition.

     The acquisition has been accounted for as a purchase. Under the purchase method of accounting, the acquisition consideration has been allocated to the assets and liabilities of Avery Berkel based on their respective fair values as of June 13, 2000 based on valuations and other studies that have not been completed. A preliminary allocation of the merger consideration has been made at September 30, 2000 to major categories of assets and liabilities. In accordance with EITF 95-3 -"Recognition of Liabilities in Connection with a Purchase Business Combination", the Company has also recorded approximately $7.9 million of purchase accounting liabilities. The Company has not yet finalized its business integration plans for the Avery Berkel acquisition and accordingly, purchase accounting adjustments are subject to revision in future quarters. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting adjustments.

     The Company recorded a non-recurring inventory fair value adjustment of $16.3 million to reflect the purchase of the Avery Berkel inventory at its estimated fair value. Approximately $15.5 million of this adjustment was amortized through cost of revenues in the six months ended September 30, 2000.

     In the quarter ended September 30, 2000, the Company recorded a restructuring charge of $1.9 million. The charge consisted of personnel-related costs ($1.1 million), facility closure, property and software lease termination costs ($0.8 million), and outplacement fees ($79). Personnel-related costs of approximately $0.8 million were paid as of September 30, 2000. The Company's exit plan incorporates the planned closing of one manufacturing facility, sixteen service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately 120 employees will be terminated as a result of the exit plan, and 96 of these employees were terminated as of September 30, 2000. In addition, the Company recorded approximately $1.9 million of consulting fees pertaining to its business integration project during the quarter ended September 30, 2000.

     The Company's consolidated results from operations for the six months ended September 30, 2000 include the post-acquisition results of operations of Avery Berkel. The results from operations for the six months ended September 30, 2000 have also been affected by the amortization of goodwill and other intangibles associated with the Avery Berkel acquisition, as well as the non-recurring adjustments discussed above. Simultaneous with the completion of the acquisition, the Company re-financed its existing indebtedness. The acquisition and re-financing were funded by: cash totaling $99.0 million under a $120.0 million Senior Credit Agreement; $95.9 million of proceeds from the issuance of (Eurodollars)100 million of 12 1/2 % senior subordinated notes due September 1, 2010 (the "Notes"), $39.5 million in cash from the subscription of Berkshire Partners, management and other investors for ownership interests issued in a private placement by Weigh-Tronix, LLC; and $9.3 million in cash from the subscription by Marconi plc for pay-in-kind preferred member interests which were issued in a private placement by Weigh-Tronix, LLC.

Results of Operations

     The following discussion compares the results of operations for the six months and the three months ended September 30, 2000 with the six months and the three months ended September 30, 1999, respectively.

     Prior to the acquisition of Avery Berkel on June 13, 2000, Weigh-Tronix was organized for management purposes into three reportable business segments: the North

American Industrial division; the European Industrial division; and the Consumer division. The Company continued to manage and monitor the historical Weigh-Tronix operations within those reportable business segments during the six months ended September 30, 2000. However, the name of the European Industrial Division was changed to the Rest of the World Industrial Division. The operations of Avery Berkel have been incorporated into the results of the Rest of the World Industrial Division for management purposes.

     The North American Industrial division manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by the division are primarily electronics-based in nature and sales are made indirectly through a series of distributors who maintain their own service centers.

     The Rest of the World Industrial division manufactures and distributes electronic and railweight scales primarily in the U.K. In addition, the division also sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The division also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe.

     The Consumer division distributes residential scales and other home products to the consumer sector primarily in the U.K., the U.S. and Canada. The Company believes that the division has the leading market share position in the U.K.

Six months ended September 2000 versus six months ended September 1999.

     The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.

                                               Six Months       Six Months
                                                  Ended            Ended
                                              September 30,    September 30,
Income Statement Data:
---------------------
                                                   1999             2000

Revenues...................................       100.0%           100.0%
Cost of revenues...........................        67.6             77.1
                                                -------          -------
    Gross profit...........................        32.4             22.9
Operating expenses:
Selling, general and administrative........        23.2             31.1
Depreciation and amortization..............         2.4              3.9
                                                -------          -------
    Operating income (loss)................         6.8%           (12.1)%
                                                =======          =======

Supplemental: (1)
Cost of revenues...........................        67.6             65.2
                                                -------          -------
    Gross profit...........................        32.4             34.8
Operating expenses:
Selling, general and administrative........        23.2             31.1
Depreciation and amortization..............         2.4              3.9
                                                -------          -------
    Operating income ......................         6.8%            (0.2)%
                                                =======          =======

(1) Gross profit for the six months ended September 30, 2000 reflects higher cost of sales due to the amortization charge of $15.5 million relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge recorded represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before September 30, 2000. The unamortized portion of the inventory fair value adjustment of $765 will be amortized through cost of revenues during the Company's third quarter of fiscal 2001 as the remaining applicable inventory is sold. The supplemental presentation of cost of revenue excludes the impact of the amortization of the inventory fair value adjustment and is presented because management believes its historic gross margins without the amortization of the inventory fair value adjustment are more representative of its future gross margins.

______________
Revenues

     Revenues increased by $69.1 million, or 113.2%, from $61.1 million for the six months ended September 30, 1999 to $130.2 million for the six months ended September 30, 2000. The increase comprised: (1) the impact of the operations of Avery Berkel, included in the Rest of the World Industrial segment, of $68.0 million; (2) a decrease in net sales in the North American Industrial business of $1.4 million or 3.8% to $35.9 million from $37.3 million for the six months ended September 30, 1999; (3) an increase in the net sales of the Rest of the World Industrial business, excluding the impact of the operations of Avery Berkel, of $0.3 million or 2.0%, to $15.4 million from $15.1 million for the six months ended September 30, 1999; and (4) an increase in the net sales of the Consumer business of $2.1 million or 24.1%, to $10.9 million in the six months ended September 30, 2000 from $8.8 million for the six months ended September 30, 1999.

     The revenues generated by Avery Berkel in the 109 day period since it was acquired by the Company ("the post acquisition period") were $68.0 million which consisted of: (1) $33.3 million of sales in the U.K.; (2) $12.4 million in sales in other European countries; (3) $10.3 million of sales to North America; (4) $7.4 million of sales to Asia-Pacific countries, and (5) $4.5 million of sales in African countries.

     The decrease in revenues in the North American Industrial business was largely attributable to: (1) an increase in medium industrial and truck scales of $0.4 million, offset by (2) reduced revenues from postal scales of approximately $1.5 million.

     The increase in revenues in the Rest of the World Industrial business, excluding the impact of the acquisition of Avery Berkel, was primarily attributable to increased light commercial sales of approximately $1.1 million offset partly by unfavorable foreign exchange rates and lower sales of electronic industrial product.

     The increase in revenues in the Consumer business was primarily attributable to: (1) increased revenues from North America, with the consumer business gaining several large customers in the U.S. and Canada; and (2) increased demand from key accounts in continental Europe leading to increased local currency sales, partially offset by unfavorable foreign exchange rates.

Gross profit

     Gross profit increased $10.0 million, or 50.4%, from $19.8 million in the six months ended September 30, 1999 to $29.8 million in the six months ended September 30, 2000. The primary reason for the increase in gross profit in the six months ended September 30, 2000 was the impact of the Avery Berkel acquisition that contributed $9.1 million in gross profit to the Company's consolidated results of operations, after amortizing $15.5 million of the inventory fair value adjustment that was recorded in cost of revenues as part of purchase accounting. As a percentage of revenues, gross profit was 22.9% in the six months ended September 30, 2000 compared to 32.4% in the six months ended September 30, 1999, including the acquisition of Avery Berkel. Without the impact of the Avery Berkel operations, the Company's gross profit margin was 33.4%.

     Avery Berkel's gross profit for the post-acquisition period was $9.1 million, or 13.4% of Avery Berkel's sales. An inventory fair value adjustment of $16.3 million was recorded on the acquisition of Avery Berkel. This fair value adjustment is being amortized through cost of revenues as the related inventory is sold. A total of $15.5 million was amortized through cost of revenues in the six months ended September 30, 2000. Excluding the amortization of the inventory fair value adjustment, Avery Berkel's gross profit for the post acquisition period was $24.6 million, or 36.2% of Avery Berkel sales.

     Gross profit in the North American Industrial business decreased $44 from $12.4 million in the six months ended September 30, 1999 to approximately $12.4 million in the six months ended September 30, 2000. As a percentage of revenues, gross profit was 34.4% in the six months ended September 30, 2000 compared to 33.2% in the six months ended September 30, 1999. The increase in the gross profit percentage was primarily attributable to improved sales mix in the six months ended September 30, 2000.

     Gross profit in the Rest of the World Industrial business, excluding Avery Berkel, remained unchanged at $4.8 million for the six months ended September 30, 1999 and the six months ended September 30, 2000. As a percentage of revenues, gross profit was 31.2% in the six months ended September 30, 2000 compared to 32.2% in the six months ended September 30, 1999. The decrease in the gross profit percentage was attributable to an unfavorable sales mix, including an increase in lower margin export sales and lower margins on product purchased from overseas due to unfavorable exchange rates.

     Gross profit in the Consumer business increased $0.9 million, or 35.9%, from $2.6 million in the six months ended September 30, 1999 to $3.6 million in the six months ended September 30, 2000. As a percentage of revenues, gross profit for the Consumer business was 32.8% in the six months ended September 30, 2000 compared to 29.5% in the six months ended September 30, 1999. The increase in gross profit was primarily attributable to a change in the sales mix geographically, with a fall in lower-margin European sales offset by a larger increase in higher-margin North American sales, offset partially by unfavorable exchange rates.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the six months ended September 30, 2000 increased by $24.4 million, or 172.1%, from $14.2 million to $38.6 million. As a percentage of revenues, selling, general and administrative expenses were 29.7% for the six months ended September 30, 2000 compared to 23.2% in the six months ended September 30, 1999. The increase in selling, general and administrative costs during the six months ended September 30, 2000 was primarily due to the impact of: (1) the post-acquisition operations of Avery Berkel that resulted in additional costs of $21.4 million; (2) consulting integration fees of $1.9 million related to its business integration project and
(3) severance costs of $0.3 million. In addition, unfavorable exchange rates resulted in higher reported selling, general and administrative expenses in the six months ended September 30, 2000 than in the six months ended September 30, 1999.

Depreciation and amortization

     Depreciation and amortization expense increased $3.7 million, or 254.6%, from $1.4 million for the six months ended September 30, 1999 to $5.1 million for the six months ended September 30, 2000. The increase was primarily attributable to the impact of additional depreciation and amortization relating to Avery Berkel in the post-acquisition period of $3.8 million.

Restructuring charge

     A restructuring charge of $1.9 million was recorded in the six months ended September 30, 2000 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This charge relates to the restructuring of Weigh-Tronix's UK operations following the acquisition of Avery Berkel.

Operating income (loss)

     As a result of the factors discussed above, operating income decreased by $20.0 million from operating income of $4.2 million for the six months ended September 30, 1999 to an operating loss of $15.9 million for the six months ended September 30, 2000. Excluding the operating loss at Avery Berkel, the operating loss for the six months ended September 30, 2000 was $2.0 million, representing a decrease over the six months ended September 30, 1999 of $2.2 million, due to the factors discussed above.

Interest expense

     Interest expense for the six months ended September 30, 2000 increased by $5.2 million or 164.9% from $3.1 million for the six months ended September 30, 1999 to $8.3 million for the six months ended September 30, 2000. The increase was primarily attributable to the impact of higher debt levels during the six months ended September 30, 2000 following the re-financing of the Company's debt and the acquisition of Avery Berkel.

Gain on foreign currency

     Gain on foreign currency for six months ended September 30, 2000 increased $4.6 million for the six months ended September 30, 2000 as compared to the comparable period last year. The increase was primarily attributable to a foreign exchange gain on the book value of the senior subordinated notes.

Extraordinary item, net of tax

     This amount represents a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related re-financing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Provision (benefit) for income taxes

     Weigh-Tronix, LLC made provisions for income taxes of $0.7 million in the six months ended September 30, 1999 as compared to a benefit of $1.2 million in the six months ended September 30, 2000. The provision for the six months ended September 30, 1999 reflects an effective tax rate of 52.0% based on pretax income of $1.3 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 52.0% is mostly attributable to losses generated in the UK against which valuation allowances were recorded, offsetting profits in the US subsidiaries. The benefit recorded for the six months ended September 30, 2000 reflects an effective tax rate of 6.0% based on the pretax loss of $19.3 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 6.0% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

Three months ended September 30, 2000 compared with the three months ended September 30, 1999

     The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.

                                               Three Months      Three Months
                                                  Ended             Ended
                                              September 30,     September 30,
Income Statement Data:
---------------------
                                                   1999              2000

Revenues...................................       100.0%            100.0%
Cost of revenues...........................        67.3              78.8
                                                -------           -------
    Gross profit...........................        32.7              21.2
Operating expenses:
Selling, general and administrative........        24.0              32.9
Depreciation and amortization..............         2.6               4.5
                                                -------           -------
    Operating income (loss)................         6.1             (16.2)
                                                =======           =======

Supplemental: (1)
Cost of revenues...........................        67.3              63.7
                                                -------           -------
    Gross profit...........................        32.7              36.3
Operating expenses:
Selling, general and administrative........        24.0              32.9
Depreciation and amortization..............         2.6               4.5
                                                -------           -------
    Operating income (loss)................         6.1%             (1.1)%
                                                =======           =======

(1) Gross profit for the three months ended September 30, 2000 reflects higher cost of sales due to the amortization charge of $13.1 million relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on September 13, 2000 (the "inventory fair value adjustment"). The amortization charge recorded represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold during the Company's second quarter of fiscal 2001. The unamortized portion of the inventory fair value adjustment of $765 will be amortized through cost of revenues during the Company's third quarter of fiscal 2001 as the remaining applicable inventory is sold. The supplemental presentation of cost of revenue excludes the impact of the inventory fair value adjustment amortization and is presented because management believes its historic gross margins without the amortization of the inventory fair value adjustment are more representative of its future gross margins.

______________

Revenues

     Revenues increased by $55.1 million, or 174.0%, from $31.6 million for the three months ended September 30, 1999 to $86.7 million for the three months ended September 30, 2000. The increase comprised: (1) the impact of three months of operations of Avery Berkel of $54.2 million, included in the Rest of the World Industrial operating results; (2) an decrease in net sales in the North American Industrial business of $0.2 million or 0.9% to $18.8 million from $19.0 million for the three months ended September 30, 1999; (3) a decrease in the net sales of the Rest of the World Industrial business, excluding Avery Berkel, of $0.8 million or 9.8%, to $7.1 million from $7.9 million for the three months ended September 30, 1999; and (4) an increase in the net sales of the Consumer business of $1.6 million or 34.6%, to $6.3 million in the three months ended September 30, 2000 from $4.7 million for the three months ended September 30, 1999.

     The revenues generated by Avery Berkel in the three months ended September 30, 2000 were $54.2 million which consisted of: (1) $26.4 million of sales in the U.K.; (2) $9.9 million in sales to other European countries; (3) $8.4 million of sales to North America; (4) $6.1 million of sales to Asia-Pacific countries, and (5) $3.4 million of sales to African countries.

     The decrease in revenues in the North American Industrial business was largely attributable to: (1) increased service sales of $0.2 million, offset by reduced revenues for medium industrial scales of approximately $0.4 million.

     The decrease in revenues in the Rest of the World Industrial business excluding Avery Berkel was primarily attributable to decreased sales recognized on installed rail weighing scales of $0.5 million and unfavorable foreign exchange translation.

     The increase in revenues in the Consumer business was primarily attributable to: (1) increased revenues from North America, with the consumer business gaining several large customers in the U.S. and Canada; and (2) increased demand from key accounts in continental Europe leading to increased local currency sales, partially offset by unfavorable foreign exchange rates.

Gross profit

     Gross profit increased $8.1 million, or 77.9%, from $10.3 million in the three months ended September 30, 1999 to $18.4 million in the three months ended September 30, 2000. The primary reason for the increase in gross profit in the three months ended September 30, 2000 was the impact of the Avery Berkel acquisition that contributed $6.0 million in gross profit after amortization of the inventory fair value adjustment of $13.1 million to the Company's consolidated results of operations. As a percentage of revenues, gross profit was 21.2% in the three months ended September 30, 2000 compared to 32.7% in the three months ended September 30, 1999, including the impact of three months of operations of Avery Berkel. Without the impact of the Avery Berkel operations, the Company's gross profit margin was 34.8%.

     Avery Berkel's gross profit for the three months ended September 30, 2000 was $6.0 million, or 11.0% of Avery Berkel's sales. An inventory fair value adjustment of $16.3 million was recorded on the acquisition of Avery Berkel.. This fair value adjustment is being amortized through cost of revenues as the related inventory is sold. A total of $13.1 million was amortized through cost of revenues in the three months ended September 30, 2000. Excluding the amortization of the inventory fair value adjustment, Avery Berkel's gross profit for the three months ended September 30, 2000 was $19.1 million, or 35.2% of Avery Berkel sales.

     Gross profit in the North American Industrial business increased $0.6 million, or 9.8%, from $6.3 million in the three months ended September 30, 1999 to $6.9 million in the three months ended September 30, 2000. As a percentage of revenues, gross profit was 36.7% in the three months ended September 30, 2000 compared to 33.1% in the three months ended September 30, 1999. The increase in the gross profit percentage was primarily attributable to improved operating costs following a restructuring of the North American operations in the three months ended September 30, 2000, as well as a change in sales mix towards higher-margin medium industrial scales from lower-margin truck scales.

     Gross profit in the Rest of the World Industrial business, excluding the impact of Avery Berkel, decreased $0.6 million or 25.7% from $2.6 million in the three months ended September 30, 1999, to $1.9 million in the three months ended September 30, 2000. The primary reason for the decrease in gross profit was the impact of the impending consolidation of the UK operations with those of Avery Berkel that impacted overhead absorption as production was reduced in the quarter, and from the reduction of inventory levels. As a percentage of revenues, gross profit was 26.8% in the three months ended September 30, 2000, compared to 33.0% in the three months ended September 30, 1999, excluding the impact of the operations of Avery Berkel.

     Gross profit in the Consumer business increased $0.8 million, or 54.5%, from $1.4 million in the three months ended September 30, 1999 to $2.2 million in the three months ended September 30, 2000. As a percentage of revenues, gross profit for the Consumer business was 35.4% in the three months ended September 30, 2000 compared to 30.8% in the three months ended September 30, 1999. The increase in gross profit was offset partially by unfavorable exchange rates.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended September 30, 2000 increased by $19.0 million, or 249.4%, from $7.6 million to $26.6 million. As a percentage of revenues, selling, general and administrative expenses were 30.7% for the three months ended September 30, 2000 compared to 24.0% in the three months ended September 30, 1999. The increase in selling, general and administrative costs during the three months ended September 30, 2000 was primarily due to the impact of: (1) selling, general and administrative expenses of Avery Berkel that resulted in additional costs of $16.7 million; (2) consulting integration fees of $1.9 million related to its business integration project; (3) severance costs of $0.3 million and (4) unfavorable exchange rate movements.

Depreciation and amortization

     Depreciation and amortization expense increased $3.1 million, or 377.1%, from $0.8 million for the three months ended September 30, 1999 to $3.9 million for the three months ended September 30, 2000. The increase was primarily attributable to the impact of additional depreciation and amortization of $3.4 million related to Avery Berkel.

Restructuring charge

     A restructuring charge of $1.9 million was recorded in the three months ended September 30, 2000 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This charge relates to the restructuring of Weigh-Tronix's UK operations following the acquisition of Avery Berkel.

Operating income (loss)

     As a result of the factors discussed above, operating income decreased by $15.9 million from operating income of $1.9 million for the three months ended September 30, 1999 to an operating loss of $14.0 million for the three months ended September 30, 2000. Excluding the operating loss at Avery Berkel, the operating loss for the three months ended September 30, 2000 was $0.4 million, representing a decrease over the three months ended September 30, 1999 of $2.3 million, due to the factors discussed above.

Interest expense

     Interest expense for the three months ended September 30, 2000 increased by $4.5 million or 302.0% from interest expense of $1.5 million for the three months ended September 30, 1999 to interest expense of $6.0 million for the three months ended September 30, 2000. The increase was primarily attributable to the impact of higher debt levels during the three months ended September 30, 2000 following the re-financing of the Company's debt and the acquisition of Avery Berkel.

(Gain) loss on foreign currency

     The gain on foreign currency increased approximately $4.7 million for the three months ended September 30, 2000 as compared to the loss on foreign currency for the three months ended September 30, 1999. The increase was primarily attributable to a foreign exchange gain on the book value of the senior subordinated notes.

Provision (benefit) for income taxes

     Weigh-Tronix, LLC made provisions for income taxes of $0.3 million in the three months ended September 30, 1999 as compared to a benefit of $1.1 million in the three months ended September 30, 2000. The provision for the three months ended September 30, 1999 reflects an effective tax rate of 145.0% based on pretax income of $0.2 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 30.6% is mostly attributable to losses generated in the UK against which valuation allowances were recorded, offsetting profits in the US subsidiaries. The benefit recorded for the three months ended September 30, 2000 reflects an effective tax rate of 7.2% based on the pretax loss of $15.3 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 7.2% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

External Factors Affecting the Company's Results of Operations

     The Company is subject to currency translation risk and, to a lesser extent, currency transaction risk. Currency translation risk exists because the Company measures and records the financial condition and results of operations of each of its subsidiaries in their local currency, but must translate the local currency amounts into U.S. dollars for U.S. GAAP financial reporting purposes.

     The Company also incurs currency transaction risk whenever one of its subsidiaries enters into a transaction that is denominated in a currency other than its functional currency. The majority of the Company's revenue, operating expenses and cash flows are denominated in sterling and U.S. dollars. Consequently, the Company will be subject to currency transaction risk relating to the Notes, if sterling or the U.S. dollar were to weaken relative to the euro.

Fluctuations in Interest Rates

     The Company uses interest rate swap agreements to partially manage interest rate risk on its variable rate debt portfolio. Interest rate swap agreements are entered into at the time the related variable rate debt is issued to convert the variable rate debt to fixed debt. The interest differential to be paid or received under the related interest rate swap agreements is recognized over the life of the related debt and is included in interest expense or interest income.

Liquidity and Capital Resources

Short-term: As a result of the acquisition of Avery Berkel and related financing and offering on June 13, 2000, the Company has significant amounts of debt that require interest payments. As of September 30, 2000, the company's outstanding debt was $191.0 million and consists of: (i) $102.5 million related to the senior credit facility; (ii) $88.4 million related to the euro notes; and (iii) $0.1 million related to capital leases. As of September 30, 2000, an additional $14.5 million of debt under the senior credit facility was available for borrowing.

On June 13, 2000, the Company issued (Eurodollars)10.0 million of preferred member interest to Marconi. Dividends on the preferred member interest accrue at an annual rate of 12% and are payable annually. These interests are exchangeable for exchange notes at the option of the company or the holders of the preferred member interests. If the company or holders of the preferred member interest opt to exchange their interests on June 13, 2001, (Eurodollars)11.2 million of exchange notes will be issued. If the holders do not opt to exchange their interests on June 13, 2001, the Company will be required to pay dividends of (Eurodollars)1.2 million on June 13, 2001.

Besides servicing the debt and paying dividends, the company's other liquidity needs on a short-term basis will relate to working capital, capital expenditures and one-time acquisition related costs which are necessary to affect the cost reductions and operating improvements. The company's primary source of liquidity in the short-term is expected to be cash provided by operations. Specifically, the company expects to reduce their inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the company expects to reduce manufacturing lead times.

The Company believes that, following a transition period for the integration of the Weigh-Tronix and Avery Berkel operations, it will be able to achieve a substantial annual cost savings as compared with the stand alone operations of the two companies. Management has specifically identified approximately $12.0 million in savings, including: (1) elimination of redundant corporate offices;
(2) consolidation of manufacturing facilities and outsourcing of industrial and low end retail and mechanical scales from Asia; (3) service center and sales force rationalizations; and (4) elimination of duplicative research and development. Savings are net of approximately $1.0 million of incremental corporate expenses to accommodate our enlarged operations after the merger. To achieve these savings, the Company will incur non-recurring cash integration and restructuring costs of approximately $9.0 million in the 12 months following the merger. Included in this estimate is the restructuring charge of $1.9 million which is discussed above.

The Company's cash requirements related to capital expenditures are expected to be in line with historical requirements.

Long-term: The Company's primary long-term liquidity needs are to: (i) service the senior credit facility, which includes making interest payments; (ii) make interest payments related to the notes; and (iii) pay annual dividends related to the preferred member interests. Further detail is as follows:

 .    The company's principal debt service requirements for the senior credit facility based on amounts outstanding at September 30, 2000 are as follows:
     $1.9 million for fiscal 2001; $3.0 million for fiscal 2002; $4.5 million for fiscal 2003; $6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $46.4 million for fiscal 2006; $19.5 million for fiscal 2007 and $5.0 million for fiscal 2008.

 .    The company's annual interest expense related to the notes is
     (Eurodollars)12.5 million. Interest payments are due semi-annually starting on December 1, 2000.

 .    Annual dividends for the preferred member interest are (Eurodollars)1.2 million. If the holders do not opt to exchange their interests on June 13, 2001, the company will be required to make the annual dividend payment. If the company or holders do opt to exchange their interests on June 13, 2001, the company will be required to make interest payments instead of dividend payments.

The company's ability to make scheduled payments on its debt obligations will depend on its future financial condition and operating performance, which will be affected by general economic, financial, competitive, legislative, regulatory and other factors that are partly beyond our control. There can be no assurance that the company's operating results, cash flow and capital resources will be sufficient for payment of its indebtedness in the future. In the absence of operating results and resources, the company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. In addition, because a portion of the company's borrowings bear interest at variable rates, an increase in interest rates could adversely affect, among other things, the company's ability to meet its debt service obligations.

Cash flows from operations

     Net cash used in operations totaled $5.8 million for the six months ended September 30, 2000. Net cash provided by operations in the six months ended September 30, 1999 amounted to $2.8 million. The decrease in cash flows from operations for the six months ended September 30, 2000 was primarily due to a reduction in net income from $0.7 million in the six months ended September 30, 1999 to a net loss of $19.1 million in the six months ended September 30, 2000. The decrease in the six months ended September 30, 2000 was somewhat mitigated by significant non-cash charges that were added back to net income as compared to the prior period. Non-cash charges in the six months ended September 30, 2000 were $16.1 million, compared with $2.6 million in the six months ended September 30, 1999. The non-cash charges in the six months ended September 30, 2000 included: (1) $1.5 million relating to the write-off of deferred financing fees relating to the Company's former debt that was repaid on June 13, 2000; (2) depreciation and amortization of $6.7 million; (3) amortization of the inventory fair value adjustment of $15.5 million; (4) equity compensation expense of $1.7 million; and (5) amortization of deferred financing costs; and was offset by:
(1) deferred tax charge of $5.1 million; and (2) unrealized gain on foreign exchange of $4.7 million.

Cash flows from investing activities

     Cash used in investing activities for the six months ended September 30, 2000 was $165.3 million. Cash used in investing activities during the six months ended September 30, 1999 was $2.0 million. Cash used for the six months ended September 30, 2000 primarily resulted from the acquisition of Avery Berkel for $163.8 million. Weigh-Tronix, LLC incurred capital expenditures of $1.7 million for the six months ended September 30, 2000 versus $1.4 million for the six months ended September 30, 1999. The major capital expenditures in both six-month periods ended September 30, 1999 and 2000 were for tooling and equipment relating to manufacturing.

     Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Accordingly, capital expenditures will generally run at levels similar to or slightly in excess of depreciation.

Cash flows from financing activities

     Cash generated from financing activities for the six months ended September 30, 2000 related primarily to the debt incurred in connection with the acquisition of Avery Berkel and the re-financing of the Company's former indebtedness. Net cash generated from the financing activities for the six months ended September 30, 2000 was $178.9 million, consisting primarily of proceeds from the issuance of the Notes of $95.9 million; proceeds from the term loans and revolver relating to the Senior Credit Agreement of $103.0 million; proceeds relating to the issuance of membership interests of $39.5 million; and proceeds from the issuance of Preferred Member Interests of $9.3 million. These proceeds were primarily used to fund the acquisition of Avery Berkel, to repay the former senior debt of $40.5 million, and to repay former senior subordinated notes of $15.0 million. Cash used in financing activities for the six months ended September 30, 1999 was $1.3 million, consisting primarily of payments made on former senior debt of $7.8 million, net of proceeds of $7.2 million. In addition, the Company paid $0.7 million with respect of its former senior subordinated notes.

     As a result of the Avery Berkel acquisition and the re-financing of debt, the Company has $190.9 million of debt outstanding at September 30, 2000, which excludes $0.1 million of capital leases. The Notes require interest payments and the Senior Credit Agreement requires interest and principal payments. The Company's other liquidity needs relate to working capital, capital expenditures and one-time costs relating to the realization of cost reductions and operating improvements.

     The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

     The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a $50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $29.0 million was borrowed at the closing of the merger. As of September 30, 2000, $33.0 million was still outstanding.

     The final scheduled maturities of the Tranche A and Tranche B Term Loan Facilities are in September 2005 and 2007, respectively. The Tranche A Term Loan Facility requires the repayment of 5% of the principal in the year following the closing of the Senior Credit Agreement and 10% of the principal in the second year following the closing of the Senior Credit Agreement. The Tranche B Term Loan Facility requires repayment of approximately 1% of the principal in each of the two years following the closing of the Senior Credit Agreement.

     Certain mandatory prepayments to the Senior Credit Agreement are required, including: proceeds from certain asset sales or insurance recoveries; proceeds from the sale of equity or the issuance or incurrence of certain indebtedness; and annual "excess cash flow" as defined in the Senior Credit Agreement.

     Borrowings under the Senior Credit Agreement will bear interest at floating rates that may be based on either LIBOR rates or on the applicable alternate base rates plus the applicable margin.

     The Senior Credit Agreement and the indenture governing the Notes contain certain covenants that will limit, among other things, our ability to: incur additional debt and issue preferred stock, pay dividends and make other distributions, prepay subordinated debt, make investments and other restricted payments, enter into sale and leaseback transactions, create liens, sell assets and enter into certain transactions with affiliates.

     In addition, the Senior Credit Agreement requires that the Company maintains specified financial covenants, including: a maximum ratio of consolidated indebtedness to EBITDA; minimum ratio of EBITDA to interest expense; minimum EBITDA to fixed charges, minimum tangible net worth and capital expenditure limits. These covenants are in effect starting July 1, 2000.

     Following the third anniversary of the issue date (June 13, 2000) of the preferred member interests, the Company may also elect to pay cash dividends on the Preferred Member Interest and may be required to service cash interest payments on the Notes.

     We believe that cash from operating activities, together with available borrowings under the Revolving Credit Facility under the Senior Credit Agreement, will be sufficient to permit us to meet our financial obligations and fund our operations for the foreseeable future.

New Accounting Pronouncements

Accounting for Derivative Instruments and Hedging Activities

     In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In September 1999, the FASB issued Statement of Financial Accounting Standards No. 137, `Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 changed the effective date of SFAS 133 to all fiscal quarters for all fiscal years beginning after June 15, 2000. As a result, SFAS 133 will be effective for Weigh-Tronix on April 1, 2001. The Company is currently assessing the impact of this standard.

Revenue Recognition

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. Management has reviewed SAB 101 and has determined that the Company is in compliance with the requirements of revenue recognition as prescribed by SAB 101.

Stock Compensation

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation an interpretation of APB Opinion No. 25" ("FIN 44"). FIN 44 clarifies the application of APB Opinion No. 25 and among other issues clarifies the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non-compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after either December 15, 1998 or January 12, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's consolidated financial position or results of operations.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

The Company had $33.0 million outstanding under its $50.0 million revolving portion of the Senior Credit Agreement as of September 30, 2000. Interest rates for amounts outstanding under the revolving credit portion of the Senior Credit Agreement are currently: (1) in the case of loans denominated in U.S. dollars, the Company may choose between a rate of LIBOR plus 3.25% and a base rate plus 2.25% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 3.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit portion of the Senior Credit Agreement is currently 0.50%. The effective interest rate on the outstanding variable rate borrowings at September 30, 2000 was 9.87%.

To mitigate the risks associated with increases in interest rates, the Company historically had entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. The cash differentials paid or received under interest rate swap agreements are recognized as adjustments to interest expense at the contract settlement date. The fair values of interest rate swap agreements are not recognized in the Company's consolidated financial statements, as these agreements modify the interest rate basis (i.e., fixed or floating rate) of debt instruments of similar face amounts and term. Management is currently renegotiating the interest-rate protection agreements that related to the former senior debt for the new Senior Credit Agreement.

A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at September 30, 2000, an increase in the applicable market interest rates of 100-basis points would have a negative impact of approximately $694 on the Company's consolidated results of operations for the six months ended September 30, 2000.

The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates. The Company does not bold or issue derivative financial instruments for trading purposes. Exchange differences arising during the contract term are marked to market and are included in other (income) expense in the accompanying consolidated statements of operations. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at September 30, 2000, a 10% adverse change in foreign currency rates would have a $313 negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at September 30, 2000, a 10% change in the foreign currency exchange rates would result in a $8.8 million change to the recorded balance of the notes.


PART II  OTHER INFORMATION

ITEM 5: Other Information.

         The Parent and the guarantor subsidiaries have guaranteed (Eurodollars)
100.0 million in aggregate principal amount of 12 1/2% Senior Subordinated Notes due 2010 of the Parent's indirect subsidiary, SWT Finance B.V., that have been registered with the Securities and Exchange Commission on November 13, 2000 (the "Exchange Notes") pursuant to a Registration Statement (the "Registration Statement") on Form S-4 (File No. 333-43390). Pursuant to the Registration Statement, the offer to exchange the Exchange Notes for outstanding 12 1/2% Senior Subordinated Notes due 2010 of SWT Finance B.V. of a like principal amount is intended to commence on or about November 21, 2000 and to expire on or about December 21, 2000.

ITEM 6: Exhibits and Reports on Form 8-K

     (a)  Exhibits.

          27.1      Financial Data Schedule:

     (c)  Current Reports on Form 8-K.

          None. The Company was not subject to reporting requirements under the Exchange Act during the quarter ended September 30, 2000.

================================================================================

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      WEIGH-TRONIX, LLC


Date: November 15, 2000
                                      By: /s/ John J. McCann III
                                          ----------------------
                                          John J. McCann III
                                          Chairman, Chief Executive Officer, and
                                          Director


Date: November 15, 2000
                                      By: /s/ Donald J. MacKenzie
                                          -----------------------
                                          Donald J. MacKenzie
                                          Vice President and
                                          Chief Financial Officer



================================================================================