Form 10-K405
period 2001-03-31
WEIGH TRONIX LLC
filed 2001-07-16
CIK 1119746

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
                 [X] Annual Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934 (the "Act")

                    For the fiscal year ended March 31, 2001

                                       OR

                 [_] Transition Report Pursuant to Section 13 or 15(d)
                   of the Securities Exchange Act of 1934

            For the transition period from            to

                        Commission File Number 333-43390

                               Weigh-Tronix, LLC
             (Exact name of registrant as specified in its charter)

              Delaware                                 06-1510936
   (State or other jurisdiction of                    (IRS Employer
   incorporation or organization)                Identification Number)

     101 Dyer Street, Suite 300
      Providence, Rhode Island                            02903
   (Address of principal executive                     (Zip Code)
              offices)

                                 (401) 272-4402
              (Registrant's telephone number, including area code)

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K: [X]

                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated herein by reference: None

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               WEIGH-TRONIX, LLC

      ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

 Description                                                        Page Number
 -----------                                                        -----------

 INFORMATION REGARDING FORWARD-LOOKING STATEMENTS.................        1

 PART I  Item 1.  BUSINESS ......................................         1

         Item 2.  PROPERTIES ....................................        15

         Item 3.  LEGAL PROCEEDINGS .............................        17

         Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES
                  HOLDERS .......................................        17

 PART II Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                  RELATED STOCKHOLDER MATTERS ...................        18

         Item 6.  SELECTED FINANCIAL DATA .......................        18

         Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ...............................................        20

         Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK ...................................        31

         Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...        32

         Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                  ON ACCOUNTING AND FINANCIAL DISCLOSURE ........        72

 PART IIIItem 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT.....................................        72

         Item 11. EXECUTIVE COMPENSATION ........................        74

         Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                  AND MANAGEMENT ................................        75

         Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ...............................................        78

 PART IV Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                  REPORTS ON FORM 8-K............................        80

 SIGNATURES...... ...............................................        81

                INFORMATION REGARDING FORWARD-LOOKING STATEMENTS

   This Annual Report on Form 10-K includes forward-looking statements, including, in particular, statements about the plans, strategies, and prospects of Weigh-Tronix, LLC and its subsidiaries (collectively, "Weigh-Tronix" or the "Company"), which are in some cases identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," or "estimate." These forward-looking statements are based upon the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions that relate to, among other things:

  . the Company's ability to integrate effectively GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel") (together, "Avery Berkel");

  .  the Company's anticipated growth strategies;

  .  the Company's expected internal growth;

  .  the Company's intention to introduce new products;

  .  technological advances;

  .  currency fluctuations;

  .  anticipated industry trends and conditions, including regulatory reform;

  .  the Company's expected future capital needs;

  .  the Company's ability to compete in the future; and

  .  economic conditions, particularly in North America and the United
     Kingdom.

   The Company undertakes no obligation to update publicly or revise any forward-looking statements, whether as a result of new information, future events or otherwise. In light of these risks, uncertainties and assumptions, the forward-looking events discussed in this report may not occur. Although the Company believes that plans, intentions and expectations reflected in or suggested by these forward-looking statements are reasonable, it can give no assurance that they will be achieved.

PART I.

Item 1. BUSINESS

General

   Weigh-Tronix, LLC and its subsidiaries (collectively, "Weigh-Tronix" or the "Company") are a leading international manufacturer, marketer and servicer of industrial and food retail weighing systems. We operate an extensive service network, primarily in the U.K., for both our own and third-party equipment which provides the Company with a significant source of recurring revenues. In addition, the Company sells a broad range of branded consumer scales and is a large international supplier of slicers and other food processing equipment. Our products are sold under established brand names, such as Avery, Berkel, Salter and Weigh-Tronix. Most of our brands have over 100 years of history and, as a result of their longevity and our emphasis on product quality, we believe that they command significant brand recognition. Weigh-Tronix markets and sells its products in over 100 countries.

   Our weighing products typically play an essential role in our customers' businesses and fulfill a variety of different measurement needs. Examples of common applications include: (1) for industrial: raw materials measurement, production control, packaging and transportation; (2) for food retail: counter, checkout and self-service weighing, food preparation, packing and inventory control; and (3) for consumer: in-home food preparation and personal weighing. Our customers operate in numerous industries including agriculture, chemicals, food processing, food retail, logistics, mining, pharmaceuticals, postal services, surface/air transportation and waste management, as well as general manufacturing.

   We believe that the Company is also a leading servicer of weighing products. Through our international network, we service and provide after-sales support for our own weighing products as well as for a wide range of third-party products. We believe that our 32 service centers and over 630 service technicians in the U.K. and Ireland make us both a market leader in these countries and the only Company offering service throughout these countries. We also provide extensive service coverage in many other parts of the world either directly through our 150 other service centers, or through our network of third-party distributors. We have a large installed base of customers in the industrial and food retail weighing industries. This installed base creates a strong demand for our services and provides us with sales opportunities as well as new product and application ideas.

   Weigh-Tronix was established on May 1, 1998 through the management buyout (in partnership with Berkshire Partners LLC ("Berkshire"), a Boston-based private investment firm) of three business units of Staveley Industries plc (Weigh-Tronix, Inc., Salter Weigh-Tronix Limited and Weigh-Tronix Canada ULC, as well as all of the outstanding shares of Salter Housewares Limited and Salter Weigh-Tronix Pty Ltd) (together, the "Predecessor"). These companies were incorporated in the 1970's to manufacture a range of mechanical and electronic scales.

   On June 13, 2000, a subsidiary of the Company, Weigh-Tronix UK Limited, acquired all of the outstanding stock of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel") (together, "Avery Berkel") in consideration of (Pounds)102.2 million (approximately $153.3 million) of cash, including acquisition costs of approximately (Pounds)2.9 million ($4.2 million) and net of a purchase price adjustment of (Pounds)3.2 million ($4.8 million); and warrants valued at approximately (Pounds)0.8 million ($1.2 million) to subscribe for 5% of the fully diluted ownership interests of the Company. Avery Berkel has been doing business globally under the Avery Berkel name since 1993 when the previous owner, Marconi Corporation plc ("Marconi"), began to jointly market the products of two of its subsidiaries, Avery and Berkel.

   To help finance Weigh-Tronix UK Limited's purchase of Avery and Berkel, one of Weigh-Tronix, LLC's indirect subsidiaries, SWT Finance B.V., issued
(Euro)100.0 million of 12 1/2% senior subordinated notes due 2010 (the "Notes"). Weigh-Tronix, LLC, SWT Finance B.V., and Weigh-Tronix Canada, ULC, another indirect subsidiary of Weigh-Tronix, LLC, entered into the Amended and Restated Credit Agreement (the "Senior Credit Agreement") with Fleet National Bank as administrative agent. The senior credit facility under the Senior Credit Agreement consists of (1) a $30.0 million tranche A term loan, (2) a $40.0 million tranche B term loan, and (3) a $50.0 million revolving credit facility. In addition, Berkshire, the management of Weigh-Tronix, LLC and other investors purchased equity interests in Weigh-Tronix, LLC for $40.3 million, and Marconi subscribed for (Euro)10.0 million of preferred member interests in Weigh-Tronix, LLC.

   On November 13, 2000, SWT Finance B.V. commenced an exchange offer in which it offered to exchange notes that were fully registered with the United States Securities and Exchange Commission for the notes that it had issued on June 13, 2000 in connection with the acquisition by Weigh-Tronix UK Limited of Avery Berkel. SWT Finance B.V. completed the exchange offer in December 2000.

   See also Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION--Strategic Acquisitions and Investments.

   Weigh-Tronix, LLC is a holding Company for its subsidiaries, with no material operations of its own. Many of the subsidiaries are organized outside of the United States. Weigh-Tronix, LLC was formed as a Delaware Limited Liability Company on March 20, 1998. Executive offices are located at 101 Dyer Street, Suite 300, Providence, RI 02903; our telephone number is (401) 272-4402 and our web site is www.weigh-tronix.com.

Recent Developments

   Since the acquisition of Avery Berkel on June 13, 2000, the Company has been taking steps to integrate the acquired business with its existing industrial business located in the United Kingdom. The Company has considered this integration to comprise an 18 to 24 month post-acquisition transition period, during which many areas of the combined entity will be restructured. Management's original estimates were to be able to reduce the annual operating costs of the combined business by approximately $12.0 million during the transition period, including: (1) elimination of redundant corporate offices in the UK; (2) consolidation of manufacturing facilities and outsourcing of industrial manufacturing to Asia; (3) service center and sales force rationalization; and (4) elimination of duplicative research and development costs. Current estimates are to reduce annual operating costs by over $17.0 million. By March 31, 2001, actual cost savings achieved were approximately $9.1 million on an annualized basis.

   In addition, management estimated at the time of the acquisition that one-time cost savings of $8.2 million could be achieved. This estimate has now been revised to $14.0 million, of which $5.0 million has been realized by March 31, 2001. In addition, the Company has entered a contract to dispose of two further properties in the UK for gross proceeds of approximately $5.5 million. The sales of these properties are expected to be completed in fiscal 2002 and the first quarter of fiscal 2003. One-time costs to achieve all these savings were estimated at the time of the acquisition to be $7.2 million. This estimate has been revised to approximately $14.2 million, of which $5.0 million had been incurred by March 31, 2001.

Segments

   The Company is organized for management purposes into three reportable operating segments by which the business is managed; the North American Industrial division, the Rest of the World Industrial division, and the Consumer division.

   The North American Industrial division manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by the division are primarily electronics-based in nature and sales are principally made indirectly through a series of distributors who maintain their own service centers. This division typically experiences increased sales in the fourth quarter of any year.

   The Rest of the World Industrial division manufactures and distributes retail and industrial scales primarily in the U.K. In addition, the division sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The division also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe. This division typically experiences increased sales in the fourth quarter of any year.

   The Consumer division distributes residential scales and other home products to the consumer sector primarily in the U.K., Europe, the U.S. and Canada. The Company believes that the division has the leading market share position in the U.K. The Company believes that the loss of one or a few of this division's largest customers would have a material adverse effect on this division.

   The Company evaluates performance and allocates resources based on operating income. The accounting policies of the segments are the same as those described in the summary of significant accounting policies within the Notes to Consolidated Financial Statements in Item 8 of this report. Reference is made to Note 13 to the Company's Consolidated Financial Statements for information on net sales, profit from operations and identifiable assets attributable to each of the reportable operating segments.

Market Overview

   We believe that the global industrial and food retail weighing/slicing equipment markets are mature and fragmented. Growth in these markets results from the increasing use of weighing applications in manufacturing and logistics processes, the desire for more technologically advanced network-ready weighing equipment and general industrial growth in specific end-user markets.

   The weighing industry has been consolidating as customers become more global and demand higher levels of product performance and after-market services. Customer demands are being driven by the growing use of sophisticated networked systems, increased focus on internationally recognized standards of quality assurance and consistency (e.g., ISO 9000), and increased reliance on after-market service to provide inspection, calibration and upgrade services on a consistent, international basis. We believe that these demands are best met by large, integrated and international companies.

   Weighing instruments typically comprise a relatively small component of a customer's aggregate capital spending but perform important functions by improving productivity and enhancing quality and process control. As a result, we believe that customers generally tend to value performance over price. Weighing equipment manufacturers may also provide a significant amount of service and support to their customers including repair, calibration, certification and preventive maintenance. We believe that customers tend to purchase from their existing vendors due to the additional costs of employee training, spare parts and service and systems integration associated with adding additional brands of weighing equipment to their operations.

Industrial

   The industrial weighing market can be divided into three main geographical areas: North America, Europe and the rest of the world. Each of these areas represents approximately one third of the total market. The global industrial weighing market is generally fragmented and features several large international companies and a large number of local businesses, which generally focus on niche weighing applications or equipment at the lower end of the price spectrum.

   Globalization of customers, increasing sophistication of products and customers' growing need for integrated automated systems are all significant factors in the growth of the industrial weighing industry. In addition, growth in industries such as chemicals, pharmaceuticals and food processing is leading to increasing demand for weighing systems in those industries.

   Our industrial products range from basic mechanical scales to high-end electronic scales, which are often fully integrated into our customers' data processing systems. Examples of typical products include counting scales (which count items by weight), checkweighers (which verify that products meet a pre-determined weight), road and rail scales (which can measure weight without interrupting the movement of goods) and postal scales.

Food Retail

   The food retail weighing market is one of the world's most advanced weighing markets. While the traditional market for basic food retail weighing equipment remains strong, customers, and large food retail customers in particular, increasingly require more sophisticated weighing systems that can be integrated into their information systems. As a result, food retail weighing manufacturers are expected to provide data management solutions to their customers' particular requirements. We expect that food retailers will continue to emphasize sophisticated and flexible weighing systems that are capable of rapid upgrade. As a consequence, major investment decisions by food retailers for the purchase of food retail weighing products will continue to be influenced by the quality and capability of software systems as well as traditional criteria of precision, accuracy and after-sales support.

   In addition to customer preference, government regulation can have a significant impact on the food retail weighing market as requirements such as metrication in the U.K. and euro conversion in many parts of continental Europe boost demand for service upgrades and new equipment.

   The market for slicers and food processors encompasses: (1) food retailers;
(2) food service providers, such as take-out chains, restaurants and caterers; and (3) food processing companies such as sandwich makers. We believe that the trend towards home meal replacement, where supermarkets offer ready-to-eat take-away meals, will lead to an expansion in this market.

   Global consolidation in the food retail industry has presented additional growth opportunities for manufacturers of food retail weighing products. Many leading food retailers have been expanding internationally in the past two years. With international expansion, customers are increasingly looking to large global weighing systems providers who can adequately supply and service their weighing needs in different countries.

   Supermarkets and other food retailers use our food retail weighing products to carry out multiple weighing applications for the handling of perishable goods from the back of the store to the checkout counter. Our products range from stand-alone price-computing scales to sophisticated networked systems that let the retailer control prices and inventory volumes from one centrally operated system. Our food processing products include slicers, vacuum packers, mincers and tenderizers. We sell our food retail product range to some of the world's largest food retailers, which includes many of the UK's leading food retailers.

Service

   Service plays a key role in the industrial and food retail customer's choice of product. The installation, calibration, maintenance and support aspects of service are particularly important in the weighing industry where the weighing system is often a critical element of a customer's key processes. This significance is further enhanced as customers become increasingly obliged to conform to governmental weights and measures regulations on an ongoing basis. In addition, customers are placing increased importance on total cost of ownership, with the result that service is becoming a more significant part of the value that can be offered by weighing companies.

   Customers are also demanding more sophistication, flexibility and greater responsiveness from service providers. Many industrial and food retail customers require service providers who possess technical expertise with increasingly complex products and who are able to provide year-round, 24 hour-a-day coverage with extremely short response times. Consolidation of customers in both the industrial and food retail sectors is furthering the demand for higher levels of service and performance.

   In situations where an original equipment manufacturer is unable to provide the service quality or value that is required, customers turn to third-party servicers. These third-party servicers range from competing original equipment manufacturers that have service capacity to independent service-only companies. This presents an opportunity for manufacturers who have that capability.

Consumer

   The consumer weighing market is primarily focused on bathroom and kitchen scales. While the market for bathroom scales is a defined worldwide market, the market for kitchen scales is primarily focused in Europe, with a nascent market in the U.S. In line with the general consumer appetite for high-tech consumer products, customers increasingly prefer sophisticated electronic weighing products, which offer greater levels of accuracy. Accordingly, electronic scales are replacing mechanical scales as the scales of choice in the consumer market. In addition, consumers favor scales, which incorporate health-related features such as the ability to calculate body mass index. Fashion and color co-ordination also play a role in the growth of the consumer weighing market.

   The consumer weighing market is relatively fragmented. In each country there are a small number of market leaders but there is no clear global player.

   Our range of over 200 consumer products consists primarily of bathroom and kitchen scales of which we believe that we are currently the leading supplier in the U.K. Our customers for these products include many leading U.K. and U.S. retailers.

Product Overview

   In order to meet the demands of our broad customer base we have developed a comprehensive product range.

 Industrial Products

   Our industrial weighing customers are engaged in a wide variety of industries and require industrial weighing products with a large range of applications. The products we manufacture or source from third party manufacturers range from balances measuring to one-hundred-thousandth of a gram for use in chemical laboratories to weighbridges weighing up to 300 metric tons for use in the mining industry. Other typical applications include process weighing of sugar juice in a sugar refinery and checkweighing of added value ingredients in food processing. We supply counting scales to count parts in the motor component and electronics industries and our road and rail scales are used in the movement of bulk materials in the logistics, waste management, mining and agricultural industries.

   We also provide customers with weighing systems solutions offerings. While many of our standard weighing products can be configured for various applications, our systems solutions are customized by us for use by specific customers and are designed to meet their particular requirements.

   Our industrial products fall into four broad areas:

   Transport Weighing. This business area deals with the provision of products and services for the weighing of road and rail vehicles in all industries. Our main customers are companies involved in power generation, mining, waste disposal, agriculture, primary metals processing, freight transport and food processing. The applications of these products include the weighing of bulk solids and liquids and the checkweighing of goods arriving and being dispatched. We offer basic vehicle weighing machines, which range in price from $16,000 to $40,000. We also provide systems solutions which are suitable for capturing management data relating to weight and process control in driver-operated and automated operations. These systems range in price from $25,000 to $240,000.

   Materials Weighing. Our main customers in this area are companies involved in food processing, chemicals, pharmaceuticals, primary metal processing, postal services and general manufacturing. Stand alone weighing products offer the ability to record and control weights, checkweigh and count the number of items being weighed. Typical applications include the checkweighing of manufactured items such as engine pistons for accuracy and quality. Other applications include: (1) weighing storage tanks for process and stock control;
(2) counting electronic parts for issue to the factory floor and checking received quantities; and (3) weighing, counting and sorting mail. These products range in price from $800 to $16,000.

   Our industrial systems solution products provide a configured and/or a made to specification system solution for customers who require greater capabilities from their weighing system than a basic stand-alone unit can provide. We offer our customers integrated weighing and data collection systems with or without process control. Typical applications include: (1) full and semi automation of the weighing process to reduce manpower costs and improve efficiency; (2) factory floor data acquisition and quality reporting systems to conform to weights and measures regulations; and (3) reporting on quality and process issues. These systems range in price from $12,000 to $24,000.

   Filling. Our main customers are involved in food processing, chemicals, paints, production of cleaning materials and production of industrial gases. Our filling products are controlled by weight or by volume measurement and we offer products capable of filling from 5 milliliters to 1,250 liters. Typical applications include: (1) the filling and dispensing of sauces and semi-solid food; and (2) filling of items such as paint, cleaning materials and liquid propane gases. Stand alone filling products range in price from $6,000 to $80,000.

   Configured and made to specification filling systems solutions offer integrated filling, capping, lidding and conveyor systems which can be integrated into manufacturing processes. We offer systems which allow semi or fully automated filling. These systems range in price from $16,000 to $240,000.

   Pre-pack. Pre-pack products offer weighing, labeling and packing capabilities. Our main users are companies involved in food processing industries. Typical applications include: (1) the dynamic checkweighing of pre-packed products such as meat and cheese; and (2) the vacuum packing of products for transport and display. Our manual labeling systems provide weight and price information and our automated labeling systems can weigh and label items while on a conveyor belt. Our products offer customers the ability to pack, label and checkweigh from 100 grams to 60 metric tons. Stand alone units range in price from $3,000 to $32,000.

   Integrated pre-pack systems, whether configured or a made to specification solution, offer integrated packing, weighing, labeling and data collection. Typical applications include full and semi automation of the weighing, packing and labeling processes which assist customers in conforming to their own quality standards and with relevant regulations. These systems range in price from $16,000 to $240,000.

 Food Retail Products

   We sell food retail weighing and food processor products and provide after-market service to customers ranging from small grocery/convenience stores to large supermarkets where many applications can be found in both rear and front of store operations. Weighing is a key element in food sales, particularly because food is commonly sold by weight. Generally food is weighed on arrival for stock and payment control and specific food items are then pre-packed, weighed and price-labeled. Other goods will either be weighed at the counter, or on self-service scales or at the check-out counter at the time of sale. Our food retail products range in price from $500 to $6,000 per machine.

   Depending on the type of store, the scales employed by our food retail customers range from basic price computing scales, where the unit price is entered and the "price to pay" is displayed, to more sophisticated system scales which can interface with the food retailer's information management system to retrieve product and price files from a centralized data base (which may be located at the food retailer's corporate headquarters) which can send key data back to the central system. The types of scales used include:

  . Self-service Scales: Scales where customers select and weigh the goods themselves.

  . Checkout Scales: Scales that are connected to the point of sale (scanning) system and register the price of loose fruit and vegetables.

  . Counter Scales: Scales that are normally staff operated and which are used in the fresh food counters of most supermarkets.

   Beginning in July 1999, we began introducing a new food retail product range, which provides innovative and competitive hardware and software weighing solutions. These products are gradually replacing our existing product lines. This new retail product range is divided into three categories:

   Basic Scales. Our new FX range offers a low cost, price computing scale that caters primarily to the independent food retailer market, namely newsagents and convenience stores, grocers, butchers and market stall traders. We sell these products under two brand names, Avery Berkel and Brecknell. Our checkout range offers a choice of products that simply weigh or weigh and compute price as well. Our scanner scale range is more versatile because the operator can either weigh or scan goods, depending on their type, and the compact size of the scales makes them particularly suitable for the checkout environment.

   Mid-range Scales. Our "mid-range" scales consist of price computing scales that have numerous applications. These applications include: (1) basic pre-pack labeling; (2) electronic cash register modes (where a cash drawer is attached to the scale); and (3) issuing a bar code which can be scanned by EPOS (electronic point of sale) terminals, which extract the product code and price payable. We typically sell our mid-range scales to larger independent food retailers and to mid-size supermarket chains.

   High-end Scales. Our M Series scale is a sophisticated system-based scale that integrates into a customer's individual store management system. These products are capable of networking with other systems and are easily integrated into store computers. Our M Series range is designed to reduce total cost of ownership by as much as 25% through a number of innovative features, such as improved labeling capabilities.


   We believe that our MP Series is the first PC scale on the market with true open architecture. These scales allow food retailers to develop their own customer service and counter management software, which can be run on the MP Scale's touch screen terminal. The MP Series encompasses features that are designed to increase sales and improve counter management. For example, the scale can display targeted advertising messages such as promotions on related products.

   We believe that the total cost of ownership is increasingly regarded by customers as a better measure of economics than price as the capital costs of food retail scales generally only accounts for approximately 10% of the total cost of ownership over the lifetime of the product. Maintenance, management, operational and other associated costs, as well as the cost of consumables (for example, the cost of label rolls), account for the balance of the costs of ownership.

   Slicers and Other Food Processors. Our slicer and other food processor customers tend to be the same as our food retail weighing customers since whenever food is sliced or prepared, a weighing application is generally also needed. Our main market for slicers and other food processing equipment is the North American market.

   Our slicers are sold to food retailers and to the catering/hospitality markets under the Berkel brand name. We sell two categories of slicers: manual slicers, which are designed for use at a delicatessen counter and automatic slicers, which are designed for use at rear of store operations such as pre-pack operations.

   In addition to slicers, we supply other food processors that complement our food retail product offerings. These products fall into three broad categories:
"red meat equipment", preparation machines and cooking and processing equipment. We have responded to the trend for home meal replacement, whereby supermarket customers are buying increasing amounts of ready to eat food products, by enhancing our product portfolio with products such as rotisseries.

   We are currently marketing Berkel North America, our slicer and food processing business, for sale. We expect to dispose of this business in fiscal 2002. Net proceeds from the sale will be applied against the outstanding balance under the Senior Credit Agreement.

 Consumer Products

   We manufacture or source a wide-range of products under the Salter brand name. The following is a selection of our products:

   Bathroom Scales. We sell a wide range of electronic bathroom scales featuring strain-gauge weight sensing systems. Some of our scales calculate body mass index, which is an internationally recognized measure of healthy weight. We also manufacture mechanical bathroom scales as well as professional scales for use in doctors' offices and medical health clinics. We market these products in the U.K. and over 80 other countries.

   Kitchen Scales. Our kitchen scales range from traditional kitchen scales to "add & weigh" scales, which allow individual weighing by each ingredient within the same container, high capacity scales, diet kitchen scales and antique kitchen scales. We market kitchen scales in the U.K. and we are continuing to expand the export side of this business.

   Other Products. We also sell a range of other kitchen products including salt and pepper mills, insulated servers to keep pre-cooked food hot, time and temperature gauges, cafetieres and insulated jugs.

   We are currently marketing Salter Housewares, our consumer products business, for sale. We expect to dispose of this business in fiscal 2002. Net proceeds from the sale will be applied against the outstanding balance under the Senior Credit Agreement.

Service Overview

   We believe that maintaining, developing and expanding our service business is vital to our continued success and we regard our service business as a major strength. We provide service in some of our key markets across the world using our own service operations and extend our reach by partnering with distributors who provide service coverage outside of our areas of operations. While a large part of our service business consists of servicing our own products, we have extensive and growing experience in servicing competitors' products and other third party non-weighing equipment. Our extensive coverage and comprehensive infrastructure allows us to provide a high level of performance and a wide range of service offerings. A discussion of revenues by region for the last three fiscal years can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   Our extensive service capability is also a key advantage in helping us win new product sales. Increasingly, our customers want to ensure that, having purchased a product that is critical to their business, they have the support of an efficient and reliable service provider. Our experience has shown us the mutual benefit of product sales and service, each having successful "pull through" on the other. This connection becomes more significant as products become increasingly integrated into the customer's business and as the customer considers the total cost of ownership when making a purchase.

   Globally, we operate a network of service centers and dedicated service teams with over 1,600 skilled personnel to service all of our products and a large number of third-parties' products around the world. Whether we directly provide servicing of our products depends, to a large extent, on the characteristics of the particular market, such as the level of start up costs and the geography. In Canada, for example, where our customers are largely concentrated in a small number of locations, we offer a full service function, but in the U.S., where our customers are much more geographically diverse, we generally do not. In the U.S. we use our network of 76 key distributors to offer national service coverage to major customers. We often train the distributors' service staff ourselves to ensure a high-level of quality and performance. In addition, we generate revenues from these distributors through the sale of spare parts.

   Our extensive coverage has become increasingly important as customers consolidate to form larger national or international operations. The customers expect their suppliers to be able to provide services wherever they operate. We regard this as a growth opportunity for us, and it is an area where we believe we have been successful.

   Our service offerings cover an extensive range of options for our customers. For large corporate customers we can offer an all-inclusive, multi-service, multi-site package with varying response times from as little as two hours. For smaller retailers we can offer a simple time and materials package better suited to their needs. Our own service operation has over 68,000 maintenance contracts covering approximately 290,000 installations. Our service offering extends to legal verification of the equipment in many of our operations, ensuring that the customer is not reliant on the various trading standards bodies to carry out subsequent testing.

   To be able to deliver a high standard of service, an efficient service infrastructure is essential. We believe that our ISO 9000 accredited infrastructure in the U.K., for example, is the most comprehensive and efficient in the industry. We have over 630 trained technicians located across the U.K., supported by regional service centers in key locations and a central spares warehouse able to offer quick delivery of parts not carried by our technicians. Our National Response Centre in Walsall, U.K. handles most incoming service calls, totaling approximately 4,000 calls per week. Using our IT system, we are able to deal with each call effectively, either by clearing the problem with the customer over the telephone or by dispatching a technician to visit the site. We are then able to manage the service call to ensure that the contractual requirements are met and the problem is resolved efficiently. Data from the on-site technician is fed back using wireless data terminals which allow us to monitor the call in real-time and use the data to provide performance statistics for our own use and for use by our customers. This is becoming an increasingly important requirement as many customers stipulate stringent service levels when entering into service contracts. In addition, we offer our customers the ability to use the Internet to request service calls and monitor our performance. We believe that large corporate customers are increasingly seeing these services as a significant advantage that we offer over our competitors.

   In the U.K., our experience in field service and our infrastructure has allowed us to expand into non-weighing service activity which we believe has significant growth potential. In the U.K., we provide full warranty support for a growing range of IT products and systems including notebooks, laser printers, digital projectors and scanners and PC peripheral devices for blue-chip suppliers on an exclusive basis. This includes the provision of end-user hotline support, as well as any necessary on-site repair.

   While we have one common infrastructure, the delivery of services is via specialized teams, which focus on our particular market sectors. This allows us to tailor our services to the needs of the different sectors while gaining the operational benefits of a uniform and efficient infrastructure.

Customers

   We have a large and diverse customer base. For the year ended March 31, 2001, 37.0% of sales were derived from the U.K., 14.4% were derived from Continental Europe, 33.6% were derived from North America and 15.0% were derived from the rest of the world.

   Our customers operate in virtually every major industry. Our industrial customers are engaged in a wide range of industries including agriculture, airlines/airports, cement, chemicals, construction, food processing, logistics, mining, motor components, petrochemicals, pharmaceuticals, postal services, primary metals, power generation, processing, steel, storage, surface transportation, textiles and waste management as well as general manufacturing. In the food retail sector our principal customers are hypermarkets, supermarkets, grocery stores, delicatessens and butchers. Our primary target customers for our slicers and food processors are the same customers as for the food retail sector although we also supply customers in industrial food applications, for example in sandwich preparation and in the wider catering/hospitality market. Customers of our consumer business consist primarily of department stores, pharmacies, catalog companies and kitchenware stores.

   In the year ended March 31, 2001, our top ten customers accounted for approximately 8.9% of sales and no single customer represented more than 1.2% of sales. We believe this diverse customer base helps reduce our exposure to industry and regional economic fluctuations. A large number of the companies with which we do business are long standing customers. We perceive this to be a significant advantage to us as it enables us to better respond to their business needs. The Company does not believe that the loss of any one or a few of its largest customers would have a material adverse impact on the Company.

Sales and Distribution

   We operate a dual sales strategy consisting of our own direct sales force and an extensive global network of distributors. Depending on the particular product and the market, we either focus on just one of these routes to market or we adopt both methods. For example, in the U.S. industrial weighing sector, we predominantly sell our products through our network of 76 key independent distributors, whereas in the U.K. industrial weighing market, we sell our products primarily through our direct sales force as well as through a network of distributors. For each of our industrial, food retail and consumer products, and for each of the countries in which we operate, we determine the most appropriate route to market for our products. We consider a number of factors, including: (1) the level of sophistication of our established distribution network and the ability of the distributors to fully understand, effectively market, sell and service our products and, in particular, our high-end products; (2) the cost effectiveness of running a direct sales force; (3) the likelihood of distributors purchasing larger quantities of products from us than end-users might; and (4) the expectations of our customers in a particular region. In addition, when using distributors, we often work closely with them in all aspects of their sales process.

   In the major countries where we operate, we have national key account teams who monitor the development of particular customers' business operations. To keep pace with the increasing globalization of our customers, we have recently introduced an international key account management initiative so that we can better serve and cover our multi-national customers by having designated staff who monitor the international aspects of our customers' business operations and with whom our customers can communicate. The international key account managers work closely with the national key account managers, allowing us to respond more rapidly to our customers' global business requirements. In the U.S., U.K. and France we also run telemarketing campaigns to create customer awareness, generate leads and sell products and services directly.

   We have been increasing our efforts for Continental European expansion and we have gained new customers in France and Italy. We have also been developing customer relations in Asia and North Africa because we expect these markets to become increasingly important as they become more industrialized.

   Our sales and distribution operations are organized as follows:

   UK and Ireland. We have a team of over 100 dedicated food retail and industrial sales people who are responsible for direct sales and for coordinating sales nationwide. In addition, we use a network of distributors, independent dealers and other suppliers. We also have a separate sales team working for our consumer business that is augmented by various agents and distributors. We sell low cost auxiliary products, such as label-rolls and sharpeners for slicers, via our telesales operation.

   Continental Europe. We have operations in France and Italy, each of which has its own direct sales force and network of distributors. In a number of other Continental European countries, we have networks of distributors managed from the U.K. Our consumer products are also sold in these markets by direct sales teams and by distributors.

   North and South America. Our industrial weighing products are sold almost exclusively via distributors in the U.S. with the exception of seven Company owned stores. We have established strong relationships with these distributors by demonstrating our commitment to this channel. As an illustration of our commitment to our distributors and to the need to integrate them into our business, we hold "Distributors Counsel" meetings twice a year to exchange views on our markets. We perceive our distribution network to be a major advantage of our Company. In Canada, we sell through a direct sales operation and also use distributors and dealers. In Mexico, we have both a direct sales operation and a network of distributors. From Mexico, we also provide technical support to customers and dealers throughout the Latin American region. In North and South America, we sell our food retail and consumer products directly and we have limited sales via the mail order market.

   Rest of World. We have a number of direct sales operations in several other regions, the most material of which are India, South Africa and Malaysia. We also use distributors to sell our food retail and industrial and, to a lesser extent, our consumer products in these regions.

   Reference is made to Note 13 to the Company's Consolidated Financial Statements for financial information regarding geographic areas.

   We expect that the Internet will become an increasingly important component of our business. We are currently working with distributors to bring them on-line via an Internet link-up. This will allow distributors to order products directly as well as check the progress of their orders and levels of stock. It will also enable distributors to access technical support directly.

Marketing

   Each of our businesses has a dedicated marketing team. The role of these teams is to formulate, propose and implement our strategy with a view to profitably expanding market share. Marketing efforts include consolidating and rationalizing the product portfolio based on customers' requirements; adapting products to specific customer preferences; identifying new markets, applications and products; understanding conditions and trends in particular market sectors; and recommending routes to market. We work closely with our international operations to ensure that customer requirements in various countries are included in product specifications. For example, we conduct field trials for products in a selection of countries in order to better understand the specific local preferences and to obtain feedback.

   We primarily advertise at trade fairs and through professional directories. We also communicate with our customers through industry journals.

Manufacturing

   We have 11 principal manufacturing sites located throughout the world. Our industrial weighing products are manufactured at all of our sites, while food retail weighing production is focused in the U.K. and India. In addition, slicers and food processors are manufactured in the U.S. We believe that approximately 95% of our consumer products are manufactured by sub-contractors in China to our specification and design and that the remaining 5% are produced in the U.K.

   We manufacture many of our own components, including many innovative technical components, which, we believe, add significant value to our products. However, when it is more efficient, we outsource manufacturing to reliable third-party suppliers. We anticipate further opportunities for outsourcing and low cost manufacturing. We have considerable manufacturing experience in transducer technology, electronics, heavy fabrication, precision machining and product assembly. We run a number of quality programs worldwide since many of our products and processes require tight quality control to ensure conformity to type approvals, legislation and regulatory requirements. Most of our manufacturing facilities are ISO 9000 accredited. We operate internationally approved weighing laboratory facilities (capable of testing whether new products will comply with applicable quality standards) allowing high levels of quality control and reduced lead times for product approvals. Many of our weighing products are subject to an extensive calibration process involving compensation for gravity, humidity and temperature.

   In the fourth quarter of fiscal 2001, we closed our facility in West Bromwich, U.K. because it duplicated facilities of our Birmingham, Walsall and Leicester plants. We are also considering the closure of one of our overseas facilities which overlaps with another, more efficient plant. For a description of our various facilities, see Item 2. PROPERTIES.

Working Capital

   Weigh-Tronix, LLC's working capital management is focused on practices that result in the most effective utilization of the working capital items. Inventories are maintained at levels to support just-in-time manufacturing practices. Weigh-Tronix, LLC provides its customers with the right to return merchandise under warranty. In addition, Weigh-Tronix, LLC does not normally provide extended payment terms to customers. In order to strengthen our ongoing working capital position, Weigh-Tronix, LLC intends to continue to improve upon practices such as matching accounts receivable and payable turnover and optimizing inventory levels.

Research and Development

   As a result of the merger of Salter Weigh-Tronix Ltd. into Avery Berkel, we intend to combine the R&D functions of the two companies into one streamlined R&D group, which operates from centers in the U.K. and the U.S. By creating a uniform R&D group, we expect to be able to deliver high quality R&D at a reduced cost.

   Our business has become increasingly dependent on our ability to develop technologically superior products, particularly in light of customers' desires for higher-performance weighing systems. In order to address this customer demand, we have incurred considerable expenditures on R&D over the last three years. For the fiscal year ended March 31, 2000 and the eleven months ended March 31, 1999, Weigh-Tronix, LLC spent $1.5 million and $1.2 million on R&D, respectively, and Avery Berkel spent approximately $7.5 million and $6.9 million, respectively, on R&D. In the fiscal year ended March 31, 2001, the combined entity spent $7.6 million on R&D. As a consequence, both in the U.K. and the U.S., our active research and product development effort has resulted in several innovative product designs and technologies which, we believe, afford us competitive advantages. We believe that the benefits of our increased R&D expenditures have been realized in our ranges of industrial, food retail and consumer products.

   We organize our R&D teams into our industrial, food retail and consumer businesses so that product development occurs close to manufacturing. Our innovations include products which require fewer components than their predecessor models and offer enhanced features and flexibility to the user. Examples of products that incorporate these innovations include:

  . Forklift Scales - We have developed a scale that can be attached to a forklift so that pallets can be weighed while being transported on the forklift, which is intended to save time and improve productivity.

  . Indicators - We have developed a new indicator (the box that reads, records and displays results from a load cell or weighbar) with a relatively easy to program software package. This technology allows companies to customize weighing applications and integrate weighing data into information systems.

  . New Retail Products - We launched new basic, mid-range and high-end food retail weighing product ranges in fiscal 2000 and 2001. The basic FX range was launched at the end of the first quarter of fiscal 2000; the mid-range GX Series, produced exclusively for us under a joint development arrangement, was launched in the second quarter of fiscal 2001; and the more technologically advanced M Series and MP Series were launched in the third quarter of fiscal 2001. Together, these comprise our first completely new range of retail products since 1992. We have spent considerable time and financial resources in developing these new product ranges, which we believe, meet the requirements of our key customers. We have also introduced significant technical developments into the new range. We have incorporated PC technology, for example, to develop flexible and configurable system solutions, enhanced touch-screen technology and systems integration software.

  . QDT - We manufacture a direct to digital quartz load cell which is sold under the name Quartzell@ Digital Technology. We believe that this technology allows for greater resolution (i.e., more precise weighing) than any other load cell available. We have applied QDT to checkweighing/counting systems and are working together with two major IT companies to supply QDT to postal services globally.

  . Truck Scale - We recently redesigned our truck scales to improve quality and reduce costs. Features of these scales include enhanced durability, ease of installation and simplified foundation requirements.

  . Weighline - We have renegotiated a license from the patent holder to manufacture and sell under our name the Weighline railweight system that can weigh railcars that are traveling at speeds of up to 60kph.

Competition

   We face considerable competition in each of our business areas. The weighing instruments markets are fragmented both geographically and by application. These markets are undergoing substantial consolidation. As a result, we face competition from international, national, regional and local companies, many of which are well established in their particular markets and have strong reputations and brand recognition.

   The global industrial weighing market features several large national and international companies and a large number of local businesses focused on niche weighing applications or equipment at the lower end of the price spectrum. Our large national and international competitors are as follows:

               Company                                             Domicile
               -------                                             --------
               Mettler Toledo                                      Switzerland
               Sartorius                                           Germany
               Fairbanks Scales                                    USA
               Bizerba                                             Germany
               Digi                                                Japan
               Ishida                                              Japan
               Espera                                              Germany

   The global food retail weighing market features six large international companies, including Weigh-Tronix, LLC, as well as numerous smaller specialty-weighing companies at the local level. Our large international competitors are as follows:

               Company                                             Domicile
               -------                                             --------
               Hobart                                              USA
               Bizerba                                             Germany
               Mettler Toledo                                      Switzerland
               Tech                                                Japan
               Digi                                                Japan

   In the global consumer market, there are a small number of market leaders, but there is no clear global leader. In addition to us, the market leaders are as follows:

               Company                                                Domicile
               -------                                                --------
               Soehnle                                                Germany
               Tefal                                                  France
               EKS                                                    Sweden
               Tanita                                                 Japan
               Taylor Instruments                                     USA
               Healthometer                                           USA
               Hansen                                                 UK
               Laika                                                  Italy
               Korona                                                 Germany

   We believe that we are one of the largest weighing systems manufacturers in the world. In our various businesses we compete primarily based on the design and functionality of our products, product reliability and service quality. Many manufacturers employ sales personnel to sell directly to retailers and distributors. Industrial and food retail weighing businesses also compete with specialty distributors and other entities engaged in businesses that provide avenues of distribution linking manufacturers, retailers, and consumers. Some of our competitors may have lower overhead costs than us, have greater financial resources or have better knowledge of, or relationships in, local and regional markets, which may give those competitors advantages in offering services and products.

Raw Materials/Suppliers

   The primary materials necessary for the manufacture of most of our products are steel and electronic components. Both the steel and electronics component industries are highly competitive, enabling us to negotiate aggressively on price. Generally, the materials necessary for the manufacture of our products are readily available.

   Our top three suppliers account for less than 6.0% of the materials supplied to us for the year ended March 31, 2001. We are not dependent on any particular suppliers or specialist raw materials, although all of our electronic products use electronic components. The global demand for electronic components is outstripping supply, resulting in potential market shortages and/or price increases. If these problems continue, they could have a material adverse effect on us.

Backlog

   Manufacturing lead times are sufficiently short such that customer orders are generally shipped in the month they are received. Therefore, backlog is generally not an indicator of current orders or future sales.

Employees

   As of March 31, 2001, we had approximately 5,033 employees worldwide. Included in that amount is 1,840 employees at our Indian subsidiary, of which approximately 640 are affiliated with unions. Some of our Canadian, Irish, Malaysian and South African employees (totaling approximately 100 people) are affiliated with unions. Similarly, roughly half of our U.K. work-force (totaling 1,492) is unionized. Only 36 of our U.S. employees are affiliated with a union. We believe our relations with our employees to be good.

Environmental Regulation

   Our operations are subject to comprehensive environmental laws and regulations including those relating to noise, soil contamination, air emissions, wastewater discharges, the handling and disposal of solid and hazardous waste, and the remediation of contamination associated with the current and historic use and disposal of hazardous substances. Permits are required for some of our operations, and these permits are subject to modification, renewal and revocation by the environmental issuing authorities. Governmental authorities have the power to enforce compliance with applicable laws and regulations, and violations may result in fines or injunctions, including the cessation of operations, or both. In addition, where operations have given rise to contamination of property or property we occupy has been historically contaminated, governmental authorities may require measures to be taken to address or remediate the contamination. We believe that environmental laws and regulations have not had a material effect on our capital expenditures, earnings or competitive position. However, we cannot assure you that we will not be required under existing or future environmental laws to spend amounts that will have a material adverse effect on our financial condition and operations as a whole. We believe that we are in substantial compliance with material applicable environmental laws and regulations and are not aware of any substantial liabilities under these laws and regulations.

Intellectual Property

   We hold more than 120 patents and trademarks, primarily in the U.S. and Europe. Our products generally incorporate a wide variety of technological innovations, a number of which are protected by patents. Products as a whole are generally not protected by individual patents. Accordingly, no one patent or group of related patents is material to any of our segments or the Company as a whole. We also have numerous trademarks and consider the Avery, Berkel, Weigh-Tronix and Salter names and logos to be material to our business. The Brecknell, Dillon, NCI and Weighmaster brand names and logos are also important to our business.

Item 2. PROPERTIES

   We own six of our twelve principal properties and lease the other six. Our aggregate annual lease payments in the year ended March 31, 2001 were approximately $5.6 million. In connection with the senior credit facility, we have granted liens over most of the properties that we own. The West Bromwich facility in the U.K. was sold in the fourth quarter of fiscal 2001 in connection with the merger of Salter Weigh-Tronix LTD into Avery Berkel.

   The following table sets out information about our principal properties.

                                                           Lease                                        Building Site
         Facilities by Country           Owned/Leased Expiration Date           Principal Use              (sq ft)
         ---------------------           ------------ ---------------           -------------           -------------
U.S.          Providence, Rhode Island      Leased      March 2006     Corporate Office                      3,200
                                                                       Offices/Manufacturing
              Fairmont, Minnesota            Owned          --         (Industrial)                        250,000
                                                                       Manufacturing (Industrial &
              Laporte, Indiana               Owned          --         Food Processor)                     130,000
                                                                       Offices/Manufacturing
              Santa Rosa, California (1)    Leased     November 2009   (Industrial)                         60,000
Canada
                                                                       Offices/Manufacturing
              Montreal, Quebec              Leased      April 2005     (Industrial)                         45,000
U.K.
                                                                       Offices/Manufacturing
              Birmingham                     Owned          --         (Industrial & Food Retail)          300,000
              Leicester                     Leased     December 2002   Manufacturing (Industrial)           16,000
              Tonbridge                     Leased    September 2002   Offices/Manufacturing (Consumer)     33,500
                                                                       Manufacturing (Industrial) &
              Walsall (2)                    Owned          --         Service Center                       16,000
India
                                                                       Offices/Manufacturing
              Calcutta                      Leased    January 1989 (3) (Industrial & Food Retail)          144,000
                                                                       Offices/Manufacturing
              Delhi                          Owned          --         (Industrial & Food Retail)          153,000
South Africa
                                                                       Offices/Manufacturing
              Johannesburg                   Owned          --         (Industrial)                         80,000

(1) In the first quarter of fiscal year 2002, the Company announced that the manufacturing operation at the Santa Rosa, California facility would be moved to Fairmont, Minnesota during the second quarter. The Company anticipates entering into a sub-lease on the Santa Rosa facility upon the relocation of all manufacturing operations to Fairmont.
(2) In the first quarter of fiscal year 2002 the Company entered into an agreement to sell the Walsall properties. Completion is expected in three phases: the first in the second quarter of fiscal 2002, the second in the third quarter of fiscal 2002, and the third in the first quarter of fiscal 2003.
(3) A dispute relating to the lease of our Calcutta property may disrupt our business operations at that site. For additional information, see Item 3. LEGAL PROCEEDINGS.

   Under the senior credit facility, Weigh-Tronix, LLC and its subsidiaries granted liens on the following real property:

Property                                      Leased/Owned by Entity
--------                              ---------------------------------------
One Berkel Drive                      Berkel Incorporated
   Laporte, Indiana
Kings Road                            Avery Berkel Limited
   St. Peter PortGuernsey
9 Glebe Street                        Avery Berkel Limited
   Dumfries, Scotland
43 Hillgrove Street                   Avery Berkel Limited
   St Helier
   Jersey
1000 Armstrong Drive                  Weigh-Tronix, Inc.
   Fairmont, Minnesota
Unit 1, Tilson Road                   Salter Weigh-Tronix Limited
   Baguley
   Greater Manchester
Premises at George Street and Spon
   Lane                               SWT Finance BV (freehold) (1)
   West Bromwich
   West Midlands
   B706AD
   England
George Street and Spon Lane West      Salter Weigh-Tronix Limited (lease) (1)
   Bromwich
   West Bromwich
   West Midlands
   B706AD
   England
Soho Foundry                          Avery Berkel Limited
   Foundry Lane
   Smethwick
   Warley West
   Midlands
Sertec Site                           Avery Berkel Properties Limited (2)
   Woodruff Way
   Tamebridge
   Walsall
Intec Site                            Avery Berkel Properties Limited (2)
   Woodruff Way
   Tamebridge
   Walsall
Land adjacent to Tame Valley Canal    Avery Berkel Properties Limited (2)
   Tamebridge
   Walsall, West Midlands
Land on the
 Southwest side of Foundry            Avery Berkel Limited
   Row
   Camborne, Redruth
Units D1 and D2                       Avery Berkel Limited
   27 Jarman Way
   Orchard Road
   Royston
9 Carden Street                       Avery Berkel Limited
   Worcester
10A and 10B
 Humber Bridge Industrial             Avery Berkel Limited
   Estate
   Barton-upon-Humber
Leasehold Units
 3 and 4 North Road                   Avery Berkel Limited
   Bridgend Industrial Estate
   Bridgend
   Mid Glamorgan

Property                    Leased/Owned by Entity
--------                   ------------------------
Leasehold premises at
 Kings Street              Avery Berkel Limited
   St Nicholas Industrial
    Estate
   Carlisle
Unit 84 Willows Court      Avery Berkel Limited
   Teesside Industrial
    Estate
   Thornby on Tees
   Cleveland
Leasehold premises at 72-
 76 Baggrave               Avery Berkel Limited
   Street
   North Evington
   Leicester
1 Ashley Hill Trading
 Estate, Bristol           Avery Berkel Limited
Unit 1, Fry House          Berkel (Ireland) Limited
   Athlone, County
    Westmeath
Ground Floor of Unit 4     Berkel (Ireland) Limited
   Ballybrit Upper
    Industrial Estate
   Galway

(1)These properties have been sold subsequent to March 31, 2001.
(2)These properties are under agreement to be sold during fiscal 2002 and 2003.

Item 3. LEGAL PROCEEDINGS

   We are party to a number of legal proceedings that have arisen in the ordinary course of our business. We have been in rent negotiations with the landlord of our Calcutta property for a number of years. We have been unable to reach an agreement and the landlord has sought to terminate the lease. We have objected on the ground that the rent being requested is unreasonable. The matter is now before the Indian courts and if the landlord persists with the litigation we expect it to be a considerable time before any decision is made. If this matter is not successfully resolved, we may need to relocate to another facility and our manufacturing operations in India could be adversely affected in a material way.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

   The Registrant did not submit any matters during the fourth quarter of fiscal 2001 to a vote of security holders through the solicitation of proxies or otherwise.

PART II.

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED     STOCKHOLDER
MATTERS

   The Registrant has not authorized or issued any class of common equity. For a description of the Company's membership interests, see Note 7 to the Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA

   The following is the selected financial data and other data for Weigh-Tronix and the Predecessor (as defined in Item 1) for the periods indicated. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and our consolidated financial statements and the related notes contained in
Item 8.

   We have included presentations of EBITDA and Adjusted EBITDA, as defined herein in footnotes 1 and 2, respectively, which we believe are appropriate to reflect our ongoing operations.

                                   Weigh-Tronix, LLC             Predecessor
                            -------------------------------  --------------------
                                                  11 Months  One Month
                            Year Ended Year Ended   Ended      Ended   Year Ended
                            March 31,  March 31,  March 31,  April 30, March 31,
                               2001       2000      1999       1998       1998
                            ---------- ---------- ---------  --------- ----------
                                         (US $'000, except ratios)
Statement of Operations
 Data:
Revenues..................   $295,287   $126,127  $110,178    $10,864   $113,851
Cost of revenues..........    204,357     84,873    81,462      7,389     79,359
                             --------   --------  --------    -------   --------
Gross profit..............     90,930     41,254    28,716      3,475     34,492
Operating expenses........    111,392     32,926    27,226      2,724     30,567
Restructuring charge......      3,544        --        --         --         --
                             --------   --------  --------    -------   --------
Operating income (loss)...    (24,006)     8,328     1,490        751      3,925
Net interest expense (in-
 come)....................     20,382      5,691     5,923         (4)       (15)
Other expense (income),
 net......................        751       (327)      178        (30)        54
Equity in (income) loss of
 unconsolidated joint ven-
 tures....................       (216)        38       --         --         --
                             --------   --------  --------    -------   --------
Income (loss) before pro-
 vision (benefit) for in-
 come taxes, minority in-
 terest in net loss of
 subsidiary and extraordi-
 nary item................    (44,923)     2,926    (4,611)       785      3,886
Provision (benefit) for
 income taxes.............     (7,055)     1,316     1,555        375      2,186
Minority interest in net
 loss of subsidiary.......       (215)       --        --         --         --
                             --------   --------  --------    -------   --------
Income (loss) before ex-
 traordinary item and div-
 idends on
 preferred member inter-
 est......................    (37,653)     1,610    (6,166)       410      1,700
Extraordinary loss, net of
 income tax benefit.......      2,175        --        --         --         --
                             --------   --------  --------    -------   --------
Income (loss) before divi-
 dends on preferred member
 interest.................    (39,828)     1,610    (6,166)       410      1,700
12% dividends accrued on
 preferred member inter-
 est......................        871        --        --         --         --
                             --------   --------  --------    -------   --------
Net income (loss) avail-
 able (attributable) to
 members..................   $(40,699)  $  1,610  $ (6,166)   $   410   $  1,700
                             ========   ========  ========    =======   ========
Other Financial Data:
EBITDA, as defined (1)....   $ (7,549)  $ 13,481  $  5,172    $ 1,271   $  9,551
Adjusted EBITDA, as de-
 fined (2)................     24,279     14,280    12,495      1,271      9,551
Depreciation and amortiza-
 tion.....................     16,457      4,864     3,860        490      5,680
Cash interest expense
 (3)......................     19,319      5,719     5,576        --          27
Net cash provided by (used
 in) operating activi-
 ties.....................    (12,651)     7,764    10,671        911      3,538
Net cash used in investing
 activities...............   (154,183)     4,853    80,310        209      3,516
Net cash provided by (used
 in) financing activi-
 ties.....................    177,072     (2,274)   73,862     (1,439)    (4,837)
Capital expenditures......      3,895      2,736     2,356        209      3,675
Balance Sheet Data (as of
 the end of the period):
Working capital...........   $ 55,080   $ 20,552  $ 17,144              $ 34,378
Total assets..............    321,854     95,207    94,055                99,387
Total debt................    188,815     55,989    58,611                   130
Shareholder's net
 investment/member's equi-
 ty.......................      7,730      9,485     8,921                81,721

(1) EBITDA is defined as income (loss) before income taxes, extraordinary loss, interest expense, interest income and depreciation and amortization. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a) operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

                                   Weigh-Tronix, LLC            Predecessor
                             ------------------------------ -------------------
                                                     11        One
                               Year       Year     months     month     Year
                               ended      ended     ended     ended     ended
                             March 31,  March 31, March 31, April 30, March 31,
                               2001       2000      1999      1998      1998
                             ---------  --------- --------- --------- ---------
                                   (US $ thousands)          (US $ thousands)
   Income (loss) before
    provision (benefit) for
    income taxes, minority
    interest in net loss of
    subsidiary and
    extraordinary item.....  $(44,923)   $ 2,926   $(4,611)  $  785    $3,886
   Interest income.........      (448)      (329)       (9)      (4)      (42)
   Interest expense........    20,830      6,020     5,932      --         27
   Depreciation and
    amortization...........    16,457      4,864     3,860      490     5,680
   Other expense and,
    equity in income of
    unconsolidated joint
    ventures ..............       535        --        --       --        --
                             --------    -------   -------   ------    ------
   EBITDA..................  $ (7,549)   $13,481   $ 5,172   $1,271    $9,551
                             ========    =======   =======   ======    ======

(2) Adjusted EBITDA equals EBITDA as defined in (1) above adjusted for income and expense items which management believes are either non-recurring, non-cash or both. Adjusted EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a) operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. Adjusted EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

                                   Weigh-Tronix, LLC           Predecessor
                             ----------------------------- -------------------
                                                    11        One
                               Year      Year     months     month     Year
                               ended     ended     ended     ended     ended
                             March 31, March 31, March 31, April 30, March 31,
                               2001      2000      1999      1998      1998
                             --------- --------- --------- --------- --------- -------
                                   (US $ thousands)         (US $ thousands)
   EBITDA, as defined in
    (1) above..............   $(7,549)  $13,481   $ 5,172   $1,271    $9,551
   Non-cash compensation
    expense associated with
    the Company's
    membership interests
    and other non-cash
    charges (a)............     2,157       169     1,110      --        --
   Non-recurring inventory
    fair value adjustment
    resulting from the
    purchase accounting of
    the acquisition of the
    Predecessor(b).........       --        --      6,213      --        --
   Non-recurring inventory
    fair value adjustment
    resulting from the
    purchase accounting of
    the acquisition of
    Avery Berkel(c)........    16,278       --        --       --        --
   Non-recurring charges
    (d)....................    13,393       --        --       --        --
   Non-recurring terminated
    deal fees (e)..........       --        630       --       --        --
                              -------   -------   -------   ------    ------
   Adjusted EBITDA.........   $24,279   $14,280   $12,495   $1,271    $9,551
                              =======   =======   =======   ======    ======

  (a) In connection with the formation of Weigh-Tronix, LLC on May 1, 1998 and the purchase of Avery Berkel on June 13, 2000, membership interests were allocated to certain members of management. Depending on the characteristics of the membership interests that were granted, compensation expense was recorded. Due to the non-cash nature of these charges, the charges have been added back to calculate Adjusted EBITDA.

  (b) In connection with the acquisition of the Predecessor in a purchase transaction on May 1, 1998, Weigh-Tronix, LLC recorded a non-recurring inventory fair value adjustment of $6.2 million in the 11 months ended March 31, 1999 to reflect the purchase of inventory at fair value. Due to the non-recurring nature of this charge, the amortization of the inventory fair value adjustment has been added back to calculate Adjusted EBITDA.

  (c) In connection with the acquisition of Avery Berkel on June 13, 2000, Weigh Tronix, LLC recorded a non-recurring inventory fair value adjustment of $16.3 million as of June 13, 2000 to reflect the purchase of inventory at fair value. In the year ended March 31, 2001, this was fully amortized by the Company. Due to the non-recurring nature of this charge, the amortization of the inventory fair value adjustment has been added back to calculate Adjusted EBITDA.

  (d) For the year ended March 31, 2001, the Company has recorded approximately $13.4 million of unusual or non-recurring expenses or losses primarily related to the Company's restructuring and integration activities. These one-time expenses include $10.0 million relating to the Avery Berkel integration (including $3 million of consulting fees), $1.1 million of non-recurring professional fees and financing costs; $1.3 million relating to the restructuring of the Santa Rosa, California and Fairmont, Minnesota facilities; severance payments of $0.6 million, and other charges of $0.4 million.

  (e) During the year ended March 31, 2000, the Company incurred various non-recurring fees for legal, consulting, accounting and tax services in connection with potential acquisitions. Since these acquisitions did not materialize, these costs were added back to calculate Adjusted EBITDA.

(3) Cash interest expense consists of interest expense before amortization of deferred financing costs.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

   The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited Consolidated Financial Statements included herein.

   Our audited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

Strategic Acquisitions and Investments

   On June 13, 2000, a subsidiary of the Company, Weigh-Tronix UK Limited, acquired from Marconi Corporation plc ("Marconi") 100% of the share capital of each of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel"), (together "Avery Berkel") for (Pounds)102.2 million (approximately $153.3 million) of cash, including acquisition costs of (Pounds)2.9 million and net of a purchase price adjustment of (Pounds)3.2 million ($4.8 million); and warrants valued at (Pounds)0.8 million ($1.2 million) to subscribe for 5% of the fully diluted ownership interests of Weigh-Tronix, LLC.

   The acquisition has been accounted for as a purchase business combination. Under the purchase method of accounting, the acquisition consideration has been allocated to the assets and liabilities of Avery Berkel based on their respective fair values as of June 13, 2000 based on valuations and other studies. An allocation of the acquisition consideration has been made at March 31, 2001 to major categories of assets and liabilities. Restructuring liabilities of approximately $8.0 million have been recorded in accordance with EITF 95-3. Although the Company has taken significant steps to integrate Avery Berkel, its integration plans and, accordingly, purchase accounting liabilities, may be subject to revision. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting liabilities.

   The post-acquisition results of operations of Avery Berkel that totals nine months and 17 days are included in the Company's consolidated results from operations for the fiscal year ended March 31, 2001. The results from operations for the year ended March 31, 2001 have been affected by the amortization of goodwill and other intangibles associated with the acquisition. In addition, the Company recorded a non-recurring inventory fair value adjustment of $16.3 million to reflect the purchase of the Avery Berkel inventory at its estimated fair value. This adjustment was amortized through cost of revenues in the post acquisition period ended March 31, 2001.

   Simultaneous with the completion of the acquisition, the Company re-financed its existing indebtedness. The acquisition and re-financing were funded by: cash totaling $99.0 million under a $120.0 million Senior Credit Agreement; $95.9 million of proceeds from the issuance of (Euro)100 million of 12 1/2% senior subordinated notes due June 1, 2010 (the "Notes"); $39.5 million in cash from the subscription of Berkshire Partners, management and other investors for ownership interests issued in a private placement by Weigh-Tronix, LLC; and $9.3 million in cash from the subscription by Marconi for pay-in-kind preferred member interests which were issued in a private placement by Weigh-Tronix LLC.

Integration and restructuring programs

   Following the acquisition of Avery Berkel, we initiated a program of integration and restructuring of the enlarged Weigh-Tronix Group. The integration efforts focused largely on merging the Group's two UK operations. However, the restructuring efforts applied to many areas of the business, including North America, Europe, Asia and South Africa. A full time team of employees from across the combined business was co-located in Birmingham, England for four months, supported by external consultants from a global management consulting company with extensive experience in merging companies. The project teams looked at all areas of the business that could help us maximize the potential of the merger of the two companies. Key projects were implemented that we believe will strengthen our business and improve our cost base. The areas identified by the project teams involve all locations of our new business, with a particular focus on U.K. activities.

   At the time of the acquisition of Avery Berkel, we had estimated the annual savings from the integration and restructuring to be approximately $12.0 million, with costs to achieve such savings being approximately $7.2 million. We now believe that the total annual cost savings from all these programs is likely to exceed $17.0 million, while the costs of achieving these annual savings is likely to be in the range of $14.2 million. We estimate one-time savings, including proceeds from the sale of surplus properties, to be around $14.0 million.

   Additionally, we decided to divest of some of our non-core assets. This includes manufacturing facilities that have been vacated as a result of our U.K. manufacturing and servicing rationalization program and are under agreement to be sold. Also, we are currently in the process of marketing for sale two of our non-core businesses --Salter Housewares and Berkel North America. The proceeds from these sales will be in addition to the one-time savings mentioned above and will be applied against the outstanding balance under the Senior Credit Agreement.

Results of Operations

   The following discussion compares the results of operations for the year ended March 31, 2001 with the year ended March 31, 2000; and the year ended March 31, 2000 with the eleven months ended March 31, 1999.

   Prior to the acquisition of Avery Berkel on June 13, 2000, Weigh-Tronix was organized for management purposes into three reportable business segments: the North American Industrial segment; the European Industrial segment; and the Consumer segment. The Company continued to manage and monitor the historical Weigh-Tronix operations within those reportable business segments during the year ended March 31, 2001. However, the name of the European Industrial segment was changed to the Rest of the World Industrial segment. The operations of Avery Berkel have been incorporated into the results of the Rest of the World Industrial segment for management purposes.

   The North American Industrial segment manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by this segment are primarily electronics-based in nature and sales are made indirectly through a series of distributors who maintain their own service centers.

   The Rest of the World Industrial segment manufactures and distributes retail and industrial scales primarily in the U.K. In addition, the segment sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The segment also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe.

   The Consumer segment distributes residential scales and other home products to the consumer sector primarily in the U.K., Europe, the U.S. and Canada. The Company believes that this segment has the leading market share position in the U.K.

Year ended March 31, 2001 versus the year ended March 31, 2000.

   The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the Consolidated Financial Statements attached hereto.

                                                           Year Ended Year ended
                                                           March 31,  March 31,
Income Statement Data:                                        2001       2000
----------------------                                     ---------- ----------
Product sales.............................................    64.3%      78.2%
Service revenues..........................................    35.7       21.8
                                                             -----      -----
Total revenues............................................   100.0      100.0
Cost of revenues..........................................    69.2       67.3
                                                             -----      -----
  Gross profit (1)........................................    30.8       32.7
Operating expenses:
Selling, general and administrative (2)...................    34.2       23.8
Depreciation and amortization.............................     4.8        2.3
                                                             -----      -----
  Operating income (loss).................................    (8.2)%      6.6%
                                                             =====      =====

--------
(1) Gross profit for the year ended March 31, 2001 reflects higher cost of sales due to the amortization charge of $16.3 million relating to an inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge represents the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before March 31, 2001.
(2) Selling, general and administrative expense for the year ended March 31, 2001 includes a restructuring charge of $3.5 million.

Revenues

   Revenues increased by $169.2 million, or 134.2%, from $126.1 million for the year ended March 31, 2000 to $295.3 million for the year ended March 31, 2001. The increase comprised: (1) the impact of the operations of Avery Berkel, included in the Rest of the World Industrial segment; (2) a decrease in net sales in the North American Industrial business of $1.7 million or 2.3% to $70.7 million from $72.4 million for the year ended March 31, 2000; and (3) an increase in the net sales of the Consumer business of $2.8 million or 12.3%, to $25.5 million in the year ended March 31, 2001 from $22.7 million for the year ended March 31, 2000.

   In the Rest of the World Industrial segment, the operations of Salter Weigh-Tronix, previously located in West Bromwich in the U.K., have now been integrated with Avery Berkel.

   The decrease in revenues in the North American Industrial business was largely attributable to: (1) an increase in medium industrial and truck scales of $0.5 million, offset by (2) reduced revenues from postal scales of approximately $2.2 million.

   The increase in revenues in the Consumer business was primarily attributable to: (1) increased revenues from North America, with the consumer business gaining several large customers in the U.S. and Canada; and (2) increased demand from key accounts in continental Europe leading to increased local currency sales, partially offset by unfavorable foreign exchange rates.

Gross profit

   Gross profit increased $49.7 million, or 120.1%, from $41.2 million in the year ended March 31, 2000 to $90.9 million in the year ended March 31, 2001. The primary reason for the increase in gross profit in the year ended March 31, 2001 was the impact of the operations of Avery Berkel, included in the Rest of the World Industrial operating results. As a percentage of revenues, gross profit was 30.8% (36.3% excluding the impact of the inventory fair adjustment) in the year ended March 31, 2001 compared to 32.7% in the year ended March 31, 2000.

   Gross profit in the North American Industrial business decreased $0.8 million, or 3.3%, from $24.5 million in the year ended March 31, 2000 to $23.3 million in the year ended March 31, 2001. As a percentage of revenues, gross profit was 33.0% in the year ended March 31, 2001 compared to 33.8% in the year ended March 31, 2000. The reduction in the gross profit percentage was primarily attributable to a change in sales mix in the year ended March 31, 2001.

   Gross profit in the Rest of the World Industrial business increased by $49.5 million or 500% from $9.9 million in the year ended March 31, 2000 to $59.4 million in the year ended March 31, 2001. As a percentage of revenues, gross profit was 29.8% (38.0% excluding the impact of the inventory fair value adjustment) in the year ended March 31, 2001 compared to 32.0% in the year ended March 31, 2000.

   Gross profit in the Consumer business increased $1.0 million, or 14.5%, from $6.9 million in the year ended March 31, 2000 to $7.9 million in the year ended March 31, 2001. As a percentage of revenues, gross profit for the Consumer business was 31.0% in the year ended March 31, 2001 compared to 30.4% in the year ended March 31, 2000. The increase in gross profit was offset partially by unfavorable foreign exchange rates.

Selling, general and administrative expenses

   Selling, general and administrative expenses for the year ended March 31, 2001 increased by $67.3 million, or 224.3%, from $30.0 million to $97.3 million, excluding restructuring charges of $3.5 million. As a percentage of revenues, selling, general and administrative expenses excluding restructuring charges were 32.9% for the year ended March 31, 2001 compared to 23.8% in the year ended March 31, 2000. The increase in selling, general and administrative costs during the year ended March 31, 2001 was primarily due to the impact of:
(1) nine months and 17 days of operations of Avery Berkel; and (2) consulting fees and other integration costs. In addition, unfavorable exchange rates resulted in higher reported selling, general and administrative expenses in the year ended March 31, 2001 than in the year ended March 31, 2000.

Depreciation and amortization

   Depreciation and amortization expense (included within selling, general and administrative expenses) increased $11.2 million, or 386.2%, from $2.9 million for the year ended March 31, 2000 to $14.1 million for the year ended March 31, 2001. The increase was primarily attributable to the depreciation and amortization recorded as a result of the acquisition of Avery Berkel.

Restructuring charge

   A restructuring charge of $3.5 million has been recorded in the year ended March 31, 2001 in accordance with EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This charge relates to the restructuring of Weigh-Tronix's U.K. operations following the acquisition of Avery Berkel.

Operating income (loss)

   As a result of the factors discussed above, operating income decreased by $32.3 million from operating income of $8.3 million for the year ended March 31, 2000 to an operating loss of $24.0 million for the year ended March 31, 2001.

Interest expense

   Interest expense for the year ended March 31, 2001 increased by $14.8 million or 246.7% from interest expense of $6.0 million for the year ended March 31, 2000 to interest expense of $20.8 million for the year ended March 31, 2001. The increase was primarily attributable to the impact of higher debt levels during the year ended March 31, 2001 following the re-financing of the Company's debt and the acquisition of Avery Berkel.

Provision for income taxes

   Weigh-Tronix, LLC recorded a tax benefit of $7.1 million in the year ended March 31, 2001, compared with a provision of $1.3 million in the year ended March 31, 2000. The benefit recorded for the year ended March 31, 2001 reflects an effective tax rate of 15.7% based on the pretax loss of $44.9 million. The difference between the U.S. federal statutory benefit rate of 35.0% and the effective benefit rate of 15.7% is primarily attributable to: (1) the rate differential between the higher U.S. subsidiaries rate and the lower overall non-U.S. subsidiaries rate; and (2) the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets. The provision for the year ended March 31, 2000 reflects an effective tax rate of 45.0% based on pretax income of $2.9 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 45.0% is mostly attributable to the nondeductibility of amortization expense relating to goodwill.

Extraordinary item, net of tax

   This amount represents a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related re-financing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Year ended March 31, 2000 compared with the 11 months ended March 31, 1999

   The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the Consolidated Financial Statements attached hereto.

                                                                   Eleven Months
                                                        Year Ended     Ended
                                                        March 31,    March 31,
Income Statement Data:                                     2000        1999
----------------------                                  ---------- -------------
Product sales..........................................    78.2%        78.6%
Service revenues.......................................    21.8         21.4
                                                          -----        -----
Total revenues.........................................   100.0        100.0
Cost of revenues.......................................    67.3         73.9
                                                          -----        -----
  Gross profit.........................................    32.7         26.1
Operating expenses:
Selling, general and administrative....................    23.8         22.7
Depreciation and amortization..........................     2.3          2.0
                                                          -----        -----
  Operating income.....................................     6.6%         1.4%
                                                          =====        =====

--------

Revenues

   Revenues increased by $15.9 million, or 14.4%, from $110.2 million for the 11 months ended March 31, 1999 to $126.1 million for the year ended March 31, 2000. The increase comprised: (1) an increase in net sales in the North American Industrial business of $9.3 million or 14.8% to $72.4 million from $63.1 million for the 11 months ended March 31, 1999; (2) an increase in the net sales of the Rest of the World Industrial business of $2.8 million or 10.0%, to $30.9 million from $28.1 million for the 11 months ended March 31, 1999; and (3) an increase in the net sales of the Consumer business of $3.8 million or 20.0%, to $22.8 million in the year ended March 31, 2000 from $19.0 million for the 11 months ended March 31, 1999.

   The increase in revenues in the North American Industrial business was largely attributable to: (1) the impact of the additional month of product and service sales of $6.5 million; (2) an increase in demand for transportation scales in Canada; (3) the introduction of new products such as forklift truck scales; (4) increased service revenue; and (5) the full year impact of an acquisition made in the 11 months ended March 31, 1999.

   The net increase in revenues in the Rest of the World Industrial business was attributable to: (1) the impact of the additional month of sales of $2.5 million; (2) increases in sales in Australia; (3) the full impact of acquisitions made in the prior period; and (4) higher service sales, partially driven by the legal requirement to convert scales from the imperial to the metric system (metrication program) in the U.K. These increases were partially offset by (1) lower sales of electronic scale products in the U.K.; (2) delays by Weigh-Tronix, LLC's largest railweight customer in implementing the second phase of a project; and (3) a weakening of the pound sterling versus the U.S. dollar.

   The increase in revenues in the Consumer business was primarily attributable to: (1) the impact of the additional month of sales of $1.6 million; (2) strong demand from key national accounts in the U.K. as a result of the major new product launches of redesigned bathroom and kitchen scales; (3) the establishment of a sales office in Canada; and (4) an increase in activity with key distributors in the U.S. and Italy. The increase in revenues was partially offset by the Company's decision to withdraw from a key account in the U.S. due to the deteriorating financial condition of that account.

 Gross profit

   Gross profit increased $12.6 million, or 43.9%, from $28.7 million in the 11 months ended March 31, 1999 to $41.3 million in the year ended March 31, 2000. As a percentage of revenues, gross profit was 32.7% in the year ended March 31, 2000 compared to 26.1% in the 11 months ended March 31, 1999. The increase in the gross profit percentage was primarily attributable to higher costs of sales in the 11 months ended March 31, 1999 due to the amortization of the inventory fair value adjustment resulting from the acquisition of the Predecessor. Excluding the impact of the inventory fair value adjustment, the gross profit would have been $34.9 million, or 31.7% of sales.

   Gross profit in the North American Industrial business increased $9.4 million, or 62.2%, from $15.1 million in the 11 months ended March 31, 1999 to $24.5 million in the year ended March 31, 2000. As a percentage of revenues, gross profit was 33.8% in the year ended March 31, 2000 compared to 23.9% in the 11 months ended March 31, 1999. The increase in the gross profit percentage was primarily attributable to the inventory fair value adjustment recorded in the prior period. The gross profit in the 11 months ended March 31, 1999, excluding the impact of the inventory fair value adjustment, was $19.2 million, or 30.4% of sales. Additionally, the increase in the gross profit percentage for the year ended March 31, 2000 was attributable to unfavorable overhead absorption in the 11 months ended March 31, 1999 due to the Company's efforts to significantly reduce inventory levels during that period, which did not recur in fiscal 2000.

   Gross profit in the Rest of the World Industrial business increased $0.5 million, or 5.3%, from $9.4 million in the 11 months ended March 31, 1999 to $9.9 million in the year ended March 31, 2000. As a percentage of revenues, gross profit was 32.0% in the year ended March 31, 2000 compared to 33.5% in the 11 months ended March 31, 1999. The overall decrease in the gross profit percentage was attributable to an unfavorable sales mix as well as unfavorable overhead absorption due to lower production volumes. These decreases were partially offset by the impact of the inventory fair value adjustment recorded in the 11 months ended March 31, 1999. The gross profit in the 11 months ended March 31, 1999, excluding the impact of the inventory fair value adjustment, was $10.0 million, or 35.6% of sales.

   Gross profit in the Consumer business increased $2.7 million, or 64.3%, from $4.2 million in the 11 months ended March 31, 1999 to $6.9 million in the year ended March 31, 2000. As a percentage of revenues, gross profit for the Consumer business was 30.4% in the year ended March 31, 2000 compared to 22.1% in the 11 months ended March 31, 1999. The increase in the gross profit percentage was primarily attributable to the impact of the inventory fair value adjustment in the 11 months ended March 31, 1999 combined with improved margins in Canada in the year ended March 31, 2000 as a result of a change in distribution methods from a distributor model to a direct sales model. The gross profit in the 11 months ended March 31, 1999, excluding the impact of the inventory fair value adjustment, was $5.8 million, or 30.5% of sales.

 Selling, general and administrative expenses

   Selling, general and administrative expenses for the year ended March 31, 2000 increased by $5.0 million, or 20.0%, from $25.0 million to $30.0 million. As a percentage of revenues, selling, general and administrative expenses were 23.8% for the year ended March 31, 2000 compared to 22.7% in the 11 months ended March 31, 1999. The increase in selling, general and administrative costs was primarily due to: (1) the impact of the additional month of costs of $2.5 million; (2) an increase in professional fees associated with potential acquisitions that ultimately did not get consummated; (3) higher costs in the Consumer business for marketing initiatives associated with new product launches; (4) the cost of establishing a new Canadian office; (5) the full year impact of costs associated with a new corporate office; and (6) a full year of selling, general and administrative costs from acquisitions made in the prior period. Partially offsetting the overall increase in selling, general and administrative costs were termination and severance costs incurred in the 11 months ended March 31, 1999 and the recognition of non-cash compensation related to the recording of equity compensation at the time of the acquisition of the Predecessor.

 Depreciation and amortization

   Depreciation and amortization expense (included within selling, general and administrative expenses) increased $0.7 million, or 31.8%, from $2.2 million for the 11 months ended March 31, 1999 to $2.9 million for the year ended March 31, 2000. The increase was primarily attributable to the impact of the additional month of depreciation and amortization of $0.3 million and an increase in goodwill amortization expense attributable to the full year impact of acquisitions made in the prior period.

 Operating income

   As a result of the factors discussed above, operating income increased by $6.8 million from operating income of $1.5 million for the 11 months ended March 31, 1999 to operating income of $8.3 million for the year ended March 31, 2000. Excluding the impact of the inventory fair value adjustment, operating income for the 11 months ended March 31, 1999 was $7.7 million.

 Interest expense

   Interest expense for the year ended March 31, 2000 increased by $0.1 million from interest expense of $5.9 million for the 11 months ended March 31, 1999 to interest expense of $6.0 million for the year ended March 31, 2000. The increase was primarily attributable to the impact of the additional month of interest expense of $0.5 million offset by a reduction in interest as a result of lower debt levels during the year ended March 31, 2000.

 Other expense (income), net

   Other income, net for the year ended March 31, 2000 increased to $0.3 million as compared to an expense of $0.2 million for the 11 months ended March 31, 1999. The increase in other income, net was attributable to the combination of a bad debt recovery relating to an amount that had previously been written off by the Predecessor and unrealized gains on certain foreign exchange forward contracts in the Consumer business.

 Provision for income taxes

   Weigh-Tronix, LLC made provisions for income taxes in the year ended March 31, 2000 and the 11 months ended March 31, 1999 of $1.3 million and $1.6 million, respectively. The provision for the year ended March 31, 2000 reflects an effective tax rate of 45.0% based on pretax income of $2.9 million. The difference between the U.S. federal statutory rate of 34.0% and the effective rate of 45.0% is primarily attributable to the non-deductibility of amortization expense relating to goodwill. Although the Company incurred a pretax loss of $4.6 million for the 11 months ended March 31, 1999, the Company recorded a provision of $1.6 million which was primarily attributable to: (1) the establishment of a valuation allowance against deferred tax assets relating to the tax benefits of net operating loss carry forwards and deductible temporary differences; and (2) the non-deductibility of amortization expense relating to goodwill.

Liquidity and Capital Resources

 Short-term

   As a result of the acquisition of Avery Berkel and related financing and offering on June 13, 2000, the Company has significant amounts of debt that require interest payments. As of March 31, 2001, the Company's outstanding debt was $188.8 million and consists of: (i) $100.8 million related to the senior credit facility; (ii) $87.9 million related to the notes; and (iii) $0.1 million related to capital leases. As of March 31, 2001, an additional $14.6 million of debt under the senior credit facility was available for borrowing.

   The Senior Credit Agreement was amended on February 15, 2001, effective December 31, 2000. This amendment included revisions to the Company's financial covenants that were effective for the six quarters up to and including the quarter ending March 31, 2002. In addition, the Company must achieve a minimum cumulative

EBITDA (as defined under the Senior Credit Agreement) during this period. Restrictions were placed on the Company's ability to use cash generated from the sales of assets during the period in which the revised covenants are effective. The interest rates under the senior credit facility were increased by 0.5%, effective from the date of the amendment, and the Company was charged an administrative fee of 0.25% of its senior credit obligations at December 31, 2000.

   The Senior Credit Agreement was further amended on June 29, 2001, principally for purposes of clarification of certain definitions contained in the Senior Credit Agreement. This amendment also provides for certain additional reporting requirements. No revisions of the Company's covenant calculations were required as a result of the amendment.

   On June 13, 2000, the Company issued (Euro)10.0 million of preferred member interests to Marconi. Dividends on the preferred member interests accrue at an annual rate of 12% for the first five years and escalate thereafter. During the first three years, dividends are payable only in additional preferred member interests and thereafter, in additional interest or cash at the option of the Company. These interests are exchangeable for exchange notes at the option of the Company or the holders of the preferred member interests at any time after June 13, 2001, subject to the Company's achieving a specific interest coverage ratio. The holders of the preferred member interests did not exchange their interests on June 13, 2001, and accordingly, the Company accrued dividends of
(Euro)1.2 million in the form of additional preferred member interests.

   The Company's principal debt service requirements under the Senior Credit Agreement are $3.0 million for fiscal 2002. The Company's annual interest expense related to the Notes is (Euro)12.5 million for fiscal 2002. Interest under the Senior Credit Agreement, based on amounts outstanding, and interest rates prevailing at March 31, 2001 would be approximately $9.2 million. The Company is currently in the process of marketing for sale two of its non-core businesses--Salter Housewares and Berkel North America. The proceeds from these sales will be applied against the outstanding balance under the Senior Credit Agreement. The Company also intends to sell certain other non-core assets to generate cash in the short term.

   Besides servicing the debt, the Company's other liquidity needs on a short-term basis relate to working capital, capital expenditures and one-time merger related costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. A primary source of liquidity for the Company in the short-term is expected to be cash provided by operations. Specifically, the Company expects to reduce its inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the Company intends to reduce manufacturing lead times. Another source of liquidity in the short term is expected to be the Company's borrowing availability under its Senior Credit Agreement. Berkshire has also, subject to certain conditions, guaranteed a portion of the Company's obligations under the Senior Credit Agreement. (See
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--Guarantee Under the Senior Credit Agreement).

   The Company believes that, following a transition period for the integration of the Weigh-Tronix and Avery Berkel operations, it will be able to achieve a substantial annual cost savings as compared with the stand alone operations of the two companies. Management has specifically identified approximately $17.0 million in savings, including: (1) elimination of redundant corporate offices;
(2) consolidation of manufacturing facilities and outsourcing of industrial and low end retail and mechanical scales from Asia; (3) service center and sales force rationalizations; and (4) elimination of duplicative research and development. Savings are net of approximately $1.0 million of incremental corporate expenses to accommodate our enlarged operations after the merger. To achieve these savings, the Company expects to incur non-recurring cash integration and restructuring costs of approximately $12.7 million in the 18 months following the merger. Included in this estimate is the restructuring charge of $3.5 million, which has been discussed previously. The Company also expects to generate approximately $14.0 million of one-time cash savings, including proceeds from the sale of properties and reductions of inventory levels. In addition to these one-time cash savings, the Company has entered into an agreement to sell two further properties in the U.K. for gross proceeds of approximately $5.5 million. The sales of those properties are expected to be completed in fiscal 2002 and the first quarter of fiscal 2003.

   As a result of the continuing facilities rationalization, particularly in the UK, resulting in fewer manufacturing facilities, the Company's capital expenditures will generally run at levels similar to, or slightly less than historical levels.

 Long-term

   The Company's primary long-term liquidity needs are to: (i) service the senior credit facility, which includes making interest payments and scheduled principal repayments; (ii) make interest payments related to the notes; and
(iii) pay interest upon any notes for which the preferred member interests may be exchanged. Further detail is as follows:

  . The Company's future principal debt service requirements for the senior credit facility based on amounts outstanding at March 31, 2001 are as follows: $3.0 million for fiscal 2002; $4.5 million for fiscal 2003; $6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $49.6 million for fiscal 2006; $19.5 million for fiscal 2007 and $5.0 million for fiscal 2008.

  . The Company's annual interest expense related to the Notes is (Euro)12.5 million. Interest payments are due semi-annually and started on December 1, 2000.

  . Annual dividends for the preferred member interest are (Euro)1.2 million. If the holders do not opt to exchange their interests, or are precluded from doing so based on the Company's interest coverage ratio, the Company will be required to continue to accrue dividends. If the Company or holders opt to exchange their interests, the Company will be required to make interest payments instead of accruing dividends.

   The Company believes that it will be able to make scheduled payments on its debt obligations. However, a number of factors may affect the Company's ability to make such payments. These factors, certain of which are beyond our control, include those factors set forth under INFORMATION REGARDING FORWARD-LOOKING STATEMENTS.

 Cash flows from operations

   Net cash used in operations totaled $12.7 million for the year ended March 31, 2001. Net cash provided by operations in the year ended March 31, 2000 amounted to $7.8 million. The decrease in cash flows from operations from the year ended March 31, 2000 was primarily due to a reduction in net income from $1.6 million in the year ended March 31, 2000 to a net loss of $40.7 million in the year ended March 31, 2001. The decrease in the year ended March 31, 2001 was somewhat mitigated by significant non-cash charges that were added back to net income as compared to the prior period. Non-cash charges in the year ended March 31, 2001 were $28.7 million, compared with $3.8 million in the year ended March 31, 2000. The non-cash charges in the year ended March 31, 2001 included:
(1) a $2.2 million extraordinary loss relating to the write-off of deferred financing fees relating to the Company's former debt that was repaid on June 13, 2000; (2) depreciation and amortization of $16.5 million; (3) amortization of the inventory fair value adjustment of $16.3 million; (4) equity compensation expense of $1.9 million; and (5) amortization of deferred financing costs of $1.5 million. These items were offset by a deferred tax benefit of $9.2 million.

 Cash flows from investing activities

   Cash used in investing activities for the year ended March 31, 2001 was $154.2 million. Cash used in investing activities during the year ended March 31, 2000 was $4.9 million. Cash used for the year ended March 31, 2001 primarily resulted from the acquisition of Avery Berkel for $153.3 million. Weigh-Tronix, LLC incurred capital expenditures of $3.9 million for the year ended March 31, 2001 versus $2.7 million for the year ended March 31, 2000. The major capital expenditures in both years ended March 31, 2001 and 2000 were for tooling and equipment relating to manufacturing.

   Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. As a result of this, and continuing facilities rationalization, particularly in the U.K., resulting in fewer manufacturing facilities, capital expenditures will generally run at levels similar to, or slightly less than, depreciation.

 Cash flows from financing activities

   Cash generated from financing activities for the year ended March 31, 2001 related primarily to the debt incurred in connection with the acquisition of Avery Berkel and the re-financing of the Company's former indebtedness. Net cash generated from the financing activities for the year ended March 31, 2001 was $177.1 million, consisting primarily of proceeds from the issuance of the Notes of $95.9 million; proceeds from the term loans and revolver relating to the Senior Credit Agreement of $115.5 million; proceeds relating to the issuance of membership interests of $39.5 million; and proceeds from the issuance of PIK Preferred Member Interests of $9.3 million. These proceeds were primarily used to fund the acquisition of Avery Berkel, to repay the former senior debt of $40.5 million, and to repay former senior subordinated notes of $16.0 million. Cash used in financing activities for the year ended March 31, 2000 was $2.3 million, consisting primarily of payments made on former senior debt of $10.1 million, net of proceeds of $7.7 million.

   As a result of the Avery Berkel acquisition and the re-financing of debt, the Company has $188.8 million of debt outstanding at March 31, 2001. The Notes require interest payments and the Senior Credit Agreement requires interest and principal payments. The Company's other liquidity needs relate to working capital, capital expenditures and one-time costs relating to the realization of cost reductions and operating improvements.

   The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

   The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a $50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $32.2 million was outstanding on March 31, 2001.

   The final scheduled maturities of the Tranche A and Tranche B Term Loan Facilities are in September 2005 and 2007, respectively. The Tranche A Term Loan Facility requires the repayment of 5% of the principal in the year following the closing of the Senior Credit Agreement; 10% of the principal in the second year following the closing of the Senior Credit Agreement; 15% of the principal in the third year following the closing of the Senior Credit Agreement; 20% of the principal in the fourth year following the closing of the Senior Credit Agreement; and 50% of the principal in the fifth year following the closing of the Senior Credit Agreement. The Tranche B Term Loan Facility requires repayment of approximately 0.75% of the principal in the first year following the closing of the Senior Credit Agreement; 1% of the principal in each of years two, three, and four following the closing of the Senior Credit Agreement; 1.25% of the principal in the fifth year following the closing of the Senior Credit Agreement; 45.0% of the principal in the sixth year following the closing of the Senior Credit Agreement; and 50.0% in the seventh year following the closing of the Senior Credit Agreement.

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

   The Senior Credit Agreement and the indenture governing the Notes contain certain covenants that limit, among other things, our ability to:

  .  Incur additional debt and issue preferred stock

  .  Pay dividends and make other distributions

  .  Prepay subordinated debt

  .  Make investments and other restricted payments

  .  Enter into sale and leaseback transactions

  .  Create liens

  .  Sell assets

  .  Enter into certain transactions with affiliates.

   In addition, the Senior Credit Agreement requires that the Company maintain specified financial covenants (which become more restrictive over time), including: a maximum ratio of consolidated indebtedness to EBITDA (as defined under the Senior Credit Agreement); minimum ratio of EBITDA (as defined under the Senior Credit Agreement) to interest expense; minimum ratio of EBITDA (as defined under the Senior Credit Agreement) to fixed charges, minimum tangible net worth, minimum cumulative EBITDA (as defined under the Senior Credit Agreement) and capital expenditure limits. These financial covenants were in effect starting July 1, 2000, and were amended on February 16, 2001, effective from the quarter ended December 31, 2000 through the quarter ending March 31, 2002. The Company believes that it will be able to satisfy the financial covenants contained in the Senior Credit Agreement. However, a number of factors may affect the Company's ability to satisfy these covenants. These factors certain of which are beyond our control include those factors set forth under INFORMATION REGARDING FORWARD-LOOKING STATEMENTS. A failure by the Company to satisfy any of the covenants would result in an event of default as defined under the Senior Credit Agreement unless otherwise waived.

   Following the third anniversary of the issue date (June 13, 2000) of the PIK preferred member interests, the Company may also elect to pay cash dividends on the PIK Preferred Member Interest and may be required to service cash interest payments on the notes which may be issued in exchange for the PIK preferred member interests.

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

New Accounting Pronouncements

 Accounting for Derivative Instruments and Hedging Activities

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 changed the effective date of SFAS 133 to all fiscal quarters for all fiscal years beginning after June 15, 2000. As a result, SFAS 133 has been effective for Weigh-Tronix LLC since April 1, 2001. We have performed an assessment of the impact of SFAS 133 and do not expect the adoption of this standard to have a material impact on our consolidated financial condition or results of operations.

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Weigh-Tronix, LLC had $32.2 million outstanding under its $50.0 million revolving credit facility as of March 31, 2001. Interest rates for amounts outstanding under the revolving credit facility are currently: (1) in the case of loans denominated in U.S. dollars, Weigh-Tronix, LLC may choose between a rate of LIBOR plus 3.75% and a base rate plus 2.75% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 4.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit facility is currently 0.50%. The effective interest rate on the outstanding variable rate borrowings at March 31, 2001 was 9.80%.

   To mitigate against the risks associated with increases in interest rates, Weigh-Tronix, LLC historically has entered into and plans to continue to enter into interest-rate protection agreements with members of Weigh-Tronix, LLC's banking group. The interest differential to be paid or received under the interest rate swap agreements is recorded as interest expense or income.

   A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at March 31, 2001, an increase in the applicable market interest rates of 100-basis points would have had a negative impact of approximately $0.7 million on the Company's consolidated results of operations for the year ended March 31, 2001.

   Weigh-Tronix, LLC enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates. Weigh-Tronix, LLC does not hold or issue derivative financial instruments for trading purposes. Exchange differences arising during the contract term are marked to market and are included in other (income) expense in the consolidated statements of operations. Weigh-Tronix, LLC regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

   A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at March 31, 2001, a 10% adverse change in foreign currency exchange rates would have had a $0.3 million negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at March 31, 2001, a 10% change in the foreign currency exchange rates would result in a $8.8 million change to the recorded balance of the notes.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                     INDEX

                                                                           PAGE
                                                                           ----
CONSOLIDATED FINANCIAL STATEMENTS:
  Report of Independent Accountants.......................................  33
  Consolidated Balance Sheets as of March 31, 2001 and March 31, 2000.....  34
  Consolidated Statements of Operations for the years ended March 31,
   2001, March 31, 2000, and the eleven months ended March 31, 1999.......  35
  Consolidated Statements of Changes in Members' Equity for the years ended March 31, 2001, March 31, 2000, and the eleven months ended March
   31, 1999...............................................................  36
  Consolidated Statements of Cash Flows for the years ended March 31,
   2001, March 31, 2000, and the eleven months ended March 31, 1999.......  37
  Notes to Consolidated Financial Statements..............................  38

                       Report of Independent Accountants

To the Members and Board of Managers of
Weigh-Tronix, LLC

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in members' equity, and of cash flows present fairly, in all material respects, the financial position of Weigh-Tronix, LLC and its subsidiaries (the "Company") at March 31, 2001 and March 31, 2000, and the results of their operations and their cash flows for the years ended March 31, 2001 and 2000, and the eleven months ended March 31, 1999 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP

Hartford, Connecticut
July 15, 2001

Weigh-Tronix, LLC
Consolidated Balance Sheets
(In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                             March
                                                              31,     March 31,
                                                              2001      2000
                                                            --------  ---------
Assets
Current Assets:
 Cash and cash equivalents................................  $  9,054   $ 4,145
 Accounts receivable, net of allowances of $742 and $858,
  respectively............................................    69,428    21,677
 Inventories, net.........................................    60,733    21,008
 Prepaid expenses and other current assets................     4,817     1,319
 Deferred income taxes....................................     3,905       897
                                                            --------   -------
  Total current assets....................................   147,937    49,046
Property, plant and equipment, net of accumulated
 depreciation of $12,297 and $5,861, respectively.........    43,604    24,625
Intangibles, net of accumulated amortization of $8,670 and
 $2,496, respectively.....................................   110,372    19,840
Deferred financing costs, net.............................    10,775     1,675
Investment in unconsolidated joint ventures...............     3,843        21
Other long-term assets....................................     5,323       --
                                                            --------   -------
  Total assets............................................  $321,854   $95,207
                                                            ========   =======

Liabilities, Mandatorily Redeemable Membership Interests
 and Members' Equity
Current liabilities:
 Current portion of long-term debt........................  $  3,031   $ 2,742
 Accounts payable.........................................    28,094    10,733
 Accrued expenses.........................................    41,015    12,998
 Deferred service contract revenue........................    20,717     2,021
                                                            --------   -------
  Total current liabilities...............................    92,857    28,494
Long-term debt............................................   185,784    53,247
Other long-term obligations...............................    10,298       130
Deferred income taxes.....................................    10,694       753
                                                            --------   -------
  Total liabilities.......................................   299,633    82,624
Commitments and contingencies
Minority interest.........................................     3,221       --
Mandatorily redeemable membership interests:
 Class A membership interests, subject to put option, at
  cost....................................................     1,139     1,139
 Class C membership interests, subject to put option, at
  fair value..............................................       --      1,959
 Preferred member interest (at liquidation preference)
  including accrued
  dividends of $871.......................................    10,131       --
                                                            --------   -------
 Total mandatorily redeemable membership interests........    11,270     3,098
Members' equity:
 Membership interests.....................................    54,410    14,100
 Additional paid-in capital...............................     5,438     1,012
 Subscription note receivable.............................      (380)      (75)
 Unearned compensation....................................      (204)     (386)
 Accumulated deficit......................................   (45,255)   (4,556)
 Accumulated other comprehensive loss.....................    (6,279)     (610)
                                                            --------   -------
 Members' equity..........................................     7,730     9,485
                                                            --------   -------
 Total mandatorily redeemable membership interests and
  members' equity.........................................    19,000    12,583
                                                            --------   -------
 Total liabilities, mandatorily redeemable membership
  interests and members' equity...........................  $321,854   $95,207
                                                            ========   =======

   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Consolidated Statements of Operations
(In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                        Eleven
                                                                        Months
                                                 Year Ended Year Ended   Ended
                                                 March 31,  March 31,  March 31,
                                                    2001       2000      1999
                                                 ---------- ---------- ---------
Revenues:
  Product sales................................   $189,956   $98,571    $86,568
  Services.....................................    105,331    27,556     23,610
                                                  --------   -------    -------
    Total revenues.............................    295,287   126,127    110,178
Cost of revenues:
  Cost of products sold........................    146,222    66,544     66,634
  Cost of services.............................     58,135    18,329     14,828
                                                  --------   -------    -------
    Total cost of revenues.....................    204,357    84,873     81,462
                                                  --------   -------    -------
    Gross profit...............................     90,930    41,254     28,716
Operating expenses:
  Selling, general and administrative..........     97,328    30,049     25,025
  Depreciation and amortization................     14,064     2,877      2,201
  Restructuring charge.........................      3,544        --         --
                                                  --------   -------    -------
    Operating income (loss)....................    (24,006)    8,328      1,490
Interest expense...............................     20,830     6,020      5,932
Interest income................................       (448)     (329)        (9)
Other expense (income), net....................        751      (327)       178
Equity in (income) loss of unconsolidated joint
 ventures......................................       (216)       38         --
                                                  --------   -------    -------
    Income (loss) before provision (benefit)
     for income taxes, minority interest in net
     loss of subsidiary and extraordinary
     item......................................    (44,923)    2,926     (4,611)
Income tax provision (benefit).................     (7,055)    1,316      1,555
Minority interest in net loss of subsidiary....       (215)       --         --
                                                  --------   -------    -------
    Income (loss) before extraordinary item and
     dividends on preferred member interest....    (37,653)    1,610     (6,166)
Extraordinary loss, net of income tax benefit
 of $308.......................................      2,175        --         --
                                                  --------   -------    -------
Income (loss) before dividends on preferred
 member interest...............................    (39,828)    1,610     (6,166)
Dividends accrued on preferred member
 interest......................................        871        --         --
                                                  --------   -------    -------
Net income (loss) available (attributable) to
 members.......................................   $(40,699)  $ 1,610    $(6,166)
                                                  ========   =======    =======

   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Consolidated Statements of Changes in Members' Equity
For the years ended March 31, 2001 and 2000 and the eleven months ended March 31, 1999
(In Thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                    Additional Subscription                              Other      Total
                         Membership  Paid-in       Note       Unearned   Accumulated Comprehensive Members'  Comprehensive
                         Interests   Capital    Receivable  Compensation   Deficit       Loss       Equity   Income (Loss)
                         ---------- ---------- ------------ ------------ ----------- ------------- --------  -------------
Balance, May 1, 1998...   $    --     $   --      $  --        $  --      $     --      $    --    $    --     $     --
 Net loss..............        --         --         --           --        (6,166)          --     (6,166)      (6,166)
 Currency translation
  adjustment...........        --         --         --           --            --          (49)       (49)         (49)
                                                                                                               --------
 Total comprehensive
  loss.................        --         --         --           --            --           --         --     $ (6,215)
                                                                                                               ========
Issuance of Class A
 member interests for
 cash
 and note..............    14,100         --        (75)          --            --           --     14,025           --
Class B, Class D and
 Class E equity
 interests.............        --      1,666         --         (741)           --           --        925           --
Amortization of Class D
 compensation..........        --         --         --          186            --           --        186           --
                          -------     ------      -----        -----      --------      -------    -------
Balance, March 31,
 1999..................    14,100      1,666        (75)        (555)       (6,166)         (49)     8,921           --
 Net income............        --         --         --           --         1,610           --      1,610     $  1,610
 Currency translation
  adjustment...........        --         --         --           --            --         (561)      (561)        (561)
                                                                                                               --------
 Total comprehensive
  income...............        --         --         --           --            --           --         --     $  1,049
                                                                                                               ========
 Accretion of Class C
  equity interests.....        --       (654)        --           --            --           --       (654)          --
 Amortization of Class
  D compensation.......        --         --         --          169            --           --        169           --
                          -------     ------      -----        -----      --------      -------    -------
Balance, March 31,
 2000..................    14,100      1,012        (75)        (386)       (4,556)        (610)     9,485           --
 Net loss..............        --         --         --           --       (40,699)          --    (40,699)    $(40,699)
 Currency translation
  adjustment...........        --         --         --           --            --       (5,669)    (5,669)      (5,669)
                                                                                                               --------
 Total comprehensive
  loss.................        --         --         --           --            --           --         --     $(46,368)
                                                                                                               ========
Issuance of Class A and
 Class F member
 interests ............    40,310         --         --           --            --           --     40,310           --
Amortization of Class D
 compensation..........        --         --         --          182            --           --        182           --
Warrants issued on June
 13, 2000..............        --      1,200         --           --            --           --      1,200           --
Vesting of Class E
 member interests......        --      1,267         --           --            --           --      1,267           --
Revaluation of Class C
 member interests......        --      1,959         --           --            --           --      1,959           --
Notes issued, net of
 repayment of $75......        --         --       (305)          --            --           --       (305)          --
                          -------     ------      -----        -----      --------      -------    -------
Balance, March 31,
 2001..................   $54,410     $5,438      $(380)       $(204)     $(45,255)     $(6,279)   $ 7,730           --
                          =======     ======      =====        =====      ========      =======    =======


   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Consolidated Statements of Cash Flows
(In thousands of U.S. Dollars)
--------------------------------------------------------------------------------

                                                                   Eleven Months
                                             Year Ended Year Ended     Ended
                                             March 31,  March 31,    March 31,
                                                2001       2000        1999
                                             ---------- ---------- -------------
Cash flows from operating activities:
 Net income (loss) available
  (attributable) to members................   $(40,699)   $1,610      $(6,166)
 Adjustments to reconcile net income
  (loss) to net cash provided by (used in)
  operating activities:
   Extraordinary loss, net of income tax
    benefit................................      2,175        --           --
   Depreciation and amortization...........     16,457     4,864        3,860
   Amortization of the inventory fair value
    adjustment.............................     16,278        --        6,213
   Restructuring charges...................        490        --           --
   Equity in (income) loss of
    unconsolidated joint ventures..........       (216)       38           --
   Membership equity interest
    compensation...........................      1,850       169        1,110
   Interest expense, deferred financing
    costs..................................      1,511       301          356
   Minority interest in net loss of
    subsidiary.............................       (215)       --           --
   Deferred income taxes...................     (9,160)      159         (184)
   Dividends on preferred member interest..        871        --           --
   (Gain) loss on disposal of property and
    equipment..............................       (168)      (75)          17
   Unrealized (gain) loss on foreign
    currency translation...................        586       (46)         129
   Changes in operating assets and
    liabilities, net of effect of
    acquisitions:
     Accounts receivable...................        383      (703)      (1,526)
     Inventories...........................      5,178      (622)       4,412
     Prepaid expenses and other current
      assets...............................      5,046       310          940
     Other assets..........................       (149)       --           --
     Accounts payable......................     (6,651)    3,829         (841)
     Accrued expenses and deferred
      revenue..............................     (4,991)   (1,888)       2,287
     Other liabilities.....................     (1,226)     (182)          64
                                              --------    ------      -------
     Net cash (used in) provided by
      operating activities.................    (12,650)    7,764       10,671
Cash flows from investing activities:
 Expenditures for property and equipment...     (3,895)   (2,736)      (2,356)
 Proceeds from sales of property and
  equipment................................      3,036       161           40
 Acquisitions of businesses, net of cash
  acquired.................................   (153,324)   (2,236)     (77,935)
 Investment in joint venture...............         --        --          (59)
 Loan to joint venture.....................         --       (42)          --
                                              --------    ------      -------
     Net cash used in investing
      activities...........................   (154,183)   (4,853)     (80,310)
Cash flows from financing activities:
 Proceeds from former senior debt..........         --     7,670       23,135
 Payments made on former senior revolving
  credit notes.............................    (18,235)   (3,213)      (8,225)
 Proceeds from former senior term notes....         --        --       30,000
 Payments made on former senior term
  notes....................................    (22,252)   (6,886)        (950)
 Proceeds from former senior subordinated
  term notes...............................         --        --       15,000
 Payments made on former Senior
  Subordinated Notes.......................    (16,044)       --           --
 Proceeds from term loans related to the
  Senior Credit Agreement..................     70,000        --           --
 Payments made on the term loans related
  to the Senior Credit Agreement...........     (1,350)       --           --
 Proceeds from the revolving credit
  portion of the Senior Credit Agreement...     45,530        --           --
 Payments made on revolving credit portion
  of Senior Credit Agreement...............    (13,380)       --           --
 Proceeds from the Senior Subordinated
  Notes due on June 1, 2010................     95,891        --           --
 Proceeds from membership interests........     39,536       239       14,925
 Proceeds from preferred member interest...      9,260        --           --
 Payments made on capital lease
  obligations..............................        (32)      (84)         (23)
 Deferred financing costs..................    (11,852)       --           --
                                              --------    ------      -------
     Net cash provided by (used in)
      financing activities.................    177,072    (2,274)      73,862
Effects of exchange rates on cash and cash
 equivalents...............................     (5,330)     (170)        (545)
                                              --------    ------      -------
Increase in cash and cash equivalents......      4,909       467        3,678
Cash and cash equivalents, beginning of the
 period....................................      4,145     3,678           --
                                              --------    ------      -------
Cash and cash equivalents, end of the
 period....................................   $  9,054    $4,145      $ 3,678
                                              ========    ======      =======
Supplemental cash flow information:
 Cash paid for interest....................   $ 23,848    $5,498      $ 4,620
 Cash paid for income taxes................   $  3,591    $1,551      $   547

   The accompanying notes are an integral part of the consolidated financial statements.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
1. Business Description and Financial Statement Presentation

   Weigh-Tronix, LLC was formed as a Delaware limited liability company, effective May 1, 1998, in accordance with a Limited Liability Company Agreement between Berkshire Fund IV Investment Corp., Berkshire Investors, LLC, Squam Lake Investors, III, L.P., BancBoston Investments, Inc., Sunapee Securities, Inc., R&H Trust Co. (Jersey) Limited and certain individuals, collectively herein referred to as the "Members". Weigh-Tronix, LLC (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively the "Company" or "Weigh-Tronix"). The Company is a servicer and manufacturer of weighing and measurement instrumentation and primarily operates throughout North America, Europe, Africa, India and Australia.

   On May 1, 1998, pursuant to a Stock and Asset Purchase Agreement, the Company acquired substantially all of the assets and assumed certain liabilities of Weigh-Tronix, Inc., Salter Weigh-Tronix Limited and Weigh-Tronix Canada, ULC and all of the outstanding shares of stock of Salter Housewares Limited and Salter Weigh-Tronix Pty Ltd. (together, the "Acquired Companies"). This acquisition was financed through a combination of debt and equity financing. The purchase price was approximately $81,800, which included approximately $5,221 of transaction costs. The purchase price was allocated to the net assets acquired as of the date of acquisition. An inventory step-up and a fixed asset revaluation were required under the purchase method of accounting. The inventory step-up resulted in a $6,213 one time charge to cost of goods sold in the eleven months ended March 31, 1999. The excess of cost over the fair value of the underlying assets acquired of $7,079 has been allocated to goodwill which is being amortized on a straight-line basis over an estimated useful life of 30 years.

   On June 13, 2000, a subsidiary of the Company, Weigh-Tronix UK Limited, acquired all of the outstanding stock of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel" and together, "Avery Berkel") in consideration of approximately (Pounds)103 million ($153.3 million), net of purchase price adjustments relating to the net assets of Avery Berkel at the closing date totaling (Pounds)3.2 million ($4.8 million); and including acquisition costs of aproximately (Pounds)2.9 million ($4.2 million) and warrants valued at approximately (Pounds)0.8 million ($1.2 million) to subscribe for 5% of the fully diluted ownership interests of the Company. Avery Berkel has been doing business globally under the Avery Berkel name since 1993 when the previous owner, Marconi Corporation plc ("Marconi"), began to jointly market the products of two of its subsidiaries, Avery and Berkel (see Note 3-- Acquisitions).

   The accompanying consolidated results of operations include the operating results of the Acquired Companies from May 1, 1998 and Avery Berkel from June 13, 2000. Prior to May 1, 1998, the Company had no operating activities.

2. Summary of Significant Accounting Policies

Principles of Consolidation

   The consolidated financial statements include the Company and all of its majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated. Investments in companies in which the Company has the ability to exercise significant influence, but not control, are accounted for by the equity method.

Use of Estimates

   The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
and liabilities, the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. The most significant management estimates used in the financial statements are associated with the valuation of assets and liabilities related to acquisitions, the valuation of the fair value of the membership interests, the allowance for doubtful accounts, the reserve for slow-moving and obsolete inventory and the valuation allowance related to deferred tax assets.

Cash and Cash Equivalents

   The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

Inventories

   Inventories are stated at the lower of cost or market using the first-in, first out ("FIFO") method. The Company provides an allowance for slow-moving and obsolete inventory based on market value, quantity on hand, historical sales and other factors related to the Company's underlying business.

Property, Plant and Equipment

   Property, plant and equipment are stated at cost, net of accumulated depreciation. Depreciation is provided on property, plant and equipment using the straight-line method over the estimated useful lives of the assets, as follows:

Buildings.................................  40 years
Plant equipment...........................  3-20 years
Furniture, fixtures and office equipment..  2-15 years
Vehicles..................................  4-10 years
Leasehold improvements....................  Shorter of useful life or lease term

   Maintenance and repair costs are charged to expense as incurred and renewals and improvements that extend the useful life of the assets are capitalized. When assets are sold, retired or otherwise disposed of, the cost of the asset and the related accumulated depreciation are removed from the respective accounts, and any gains or losses are included in other expense (income), net in the consolidated statements of operations.

Income Taxes

   The Parent is a limited liability company and thus is not directly subject to U.S. federal or state income taxes. The individual members are responsible for paying U.S. federal and state income taxes on their respective interests in the Company's U.S. taxable income.

   The subsidiaries' income taxes are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes". SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future consequences of temporary differences between the financial statement carrying amounts and the tax basis of assets and liabilities.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

Intangibles

   Intangibles comprised goodwill, which represents the excess of cost over the fair value of tangible net assets, and other identifiable intangible assets acquired and are amortized on a straight-line basis over their estimated useful lives as follows:

                                                              March
                                                Useful Lives   31,     March 31,
                                                  (Years)      2001      2000
                                                ------------ --------  ---------
Goodwill.......................................     5-30     $ 44,464   $10,236
Know-how.......................................       25       14,056     4,900
Workforce......................................     8-14       29,748     4,200
Customer relationships.........................    10-11       14,030     3,000
Trade name.....................................       25       16,744       --
                                                             --------   -------
                                                              119,042    22,336
Less: accumulated amortization.................                (8,670)   (2,496)
                                                             --------   -------
                                                             $110,372   $19,840
                                                             ========   =======

Impairment of Long-Lived Assets

   The Company periodically reviews long-lived assets, principally property, plant and equipment, goodwill and other identifiable intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The carrying value of a long-lived asset is considered impaired when the anticipated undiscounted cash flow from such an asset, measured at the lowest level for which there are identifiable cash flows, is less than its carrying value. In that event, a loss is recognized based on the amount by which the carrying value exceeds the fair market value of the long-lived asset. Fair market value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Deferred Financing Costs

   Costs related to obtaining debt financing are deferred and amortized to interest expense over the life of the related debt.

Foreign Currency Translation

   The assets and liabilities of foreign operations are translated from foreign currencies into U.S. dollars at year end exchange rates; income and expenses are translated at the weighted average exchange rates for the year; and members' equity is translated at historical exchange rates. The Company's subsidiaries' local currencies are also their functional currencies, with the exception of SWT Finance, BV, which is incorporated in the Netherlands but has the U.S. Dollar as its functional currency.

   Adjustments resulting from the translation of the foreign operations' financial statements are included as a component of other comprehensive income
(loss) in the accompanying consolidated financial statements. Exchange gains and losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's functional currency) are included as a component of other income and expense.

Revenue Recognition

   Revenue from product sales, net of trade discounts and allowances, is recognized at the time the product is shipped and title passes to the customer, or when the Company has a contractual commitment to install its products, upon installation and customer's acceptance. Provisions are established for estimated costs that may be incurred for product warranties. Revenue from services is recognized as the related services are performed.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
Revenue related to sales of extended term maintenance agreements is deferred and recognized ratably over the contractual term of the arrangement. Service revenue includes the sale of replacement parts.

Advertising

   Advertising costs are expensed as incurred and amounted to $1,764, $1,500 and $716 for the years ended March 31, 2001 and March 31, 2000 and the eleven months ended March 31, 1999, respectively.

Research and Development

   Internal research and development costs are expensed as incurred. Research and development expense for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999 was $7,565, $1,488 and $1,248 respectively.

Employee Benefit Plans

   The Company accounts for pension benefits in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions". Pension expense is determined using the projected unit credit actuarial cost method.

   The Company accounts for post-retirement benefits in accordance with Statement of Financial Accounting Standards No. 106 "Employers' Accounting for Post-Retirement Benefits Other Than Pension" ("SFAS 106"). SFAS 106 requires the recognition of liabilities for post-retirement benefits as earned during an employee's years of service.

Comprehensive Income

   Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") requires the reporting of comprehensive income in addition to net income. Comprehensive income is composed of both net income and other comprehensive income, with other comprehensive income including charges or credits to equity that are not the result of transactions with the owners such as foreign currency translation adjustments. The Company reports accumulated other comprehensive loss and comprehensive income (loss) in its statements of changes in members' equity in the accompanying consolidated financial statements.

New Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires that all derivative instruments be recognized as either assets or liabilities on the balance sheet at fair value. Changes in the fair value of derivatives (gains or losses) are recorded each period in current earnings or other comprehensive income (loss), depending on whether a derivative is designated as part of a hedge transaction. In June 1999, the FASB issued Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS 133" ("SFAS 137"). SFAS 137 changed the effective date of SFAS 133 to all fiscal quarters for all fiscal years beginning after June 15, 2000. As a result, SFAS 133 became effective for the Company on April 1, 2001. Management has performed an assessment of the impact of SFAS 133 and does not expect the adoption of this statement to have a significant impact on the consolidated financial position, results of operations, or cash flows of the Company.

Foreign Exchange Risk

   The Company has significant foreign operations and conducts business in various foreign currencies. The Company uses a number of derivative financial instruments, mainly foreign currency forward contracts as a

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
means of hedging exposure to foreign currency risks. It is the Company's practice to periodically enter into foreign currency forward contracts.
Exchange differences arising during the contract term are marked to market and are included in other (income) expense in the accompanying consolidated statements of operations.

   At March 31, 2001 and March 31, 2000 the Company held foreign currency forward contracts with notional amounts totaling approximately (Pounds)4,891 ($6,940) and (Pounds)2,127 ($3,385), respectively. The majority of these contracts mature within 8 months of March 31, 2001.

Interest Rate Risk

   The Company uses interest rate swap agreements to partially manage interest rate risk on its variable rate debt portfolio. The interest differential to be paid or received under the interest rate swap agreements is included in interest expense or income in the accompanying consolidated statements of operations. During the years ended March 31, 2001 and March 31, 2000 and the eleven months ended March 31, 1999, $114, $191, and $58 was charged to interest expense respectively, as a result of these agreements.

Concentrations of Credit Risk

   In the United States, the Company sells primarily through a distributor network, while sales in the United Kingdom are made primarily through the use of both a direct sales force and a distributor network. No single customer accounted for 10% or more of accounts receivable or revenues as of and for the years ended March 31, 2001 and 2000 or for the eleven months ended March 31, 1999. Credit risk with respect to accounts receivable is generally diversified due to the number of entities comprising the Company's customer base and their dispersion across many different industries and geographic locations. The Company performs ongoing credit evaluations of its customers' financial condition, and requires collateral, such as letters of credit and bank guarantees, in certain circumstances.

Fair Value of Financial Instruments

   The carrying values of the Company's financial instruments, including accounts receivable, accounts payable and other accrued expenses, approximate their fair values due to their short maturities. The estimated fair values may not be representative of actual values of the financial instruments that could have been realized as of the period end or that will be realized in the future.

   The fair values associated with the foreign currency forward contracts have been estimated by valuing the net position of the contracts using the applicable forward rates as of the reporting dates. The fair value of the Company's foreign currency forward contracts at March 31, 2001 and March 31, 2000 were $36 and $111, respectively.

   The fair values of interest rate swaps are the amounts at which they could be settled and are estimated by obtaining quotes from brokers. At March 31, 2001 and March 31, 2000, the Company had interest rate swaps outstanding on current notional principal denominated in British pounds sterling of (Pounds)5,000 ($7,095) and (Pounds)5,000 ($7,957), respectively, with fair values of (Pounds)(10) ($(14)) and (Pounds)(11) (($17)), respectively. At March 31, 2001 and March 31, 2000, the Company had interest rate swaps outstanding on current notional principal denominated in U.S. dollars of $26,145 in each year, with fair values of $(420) and $601, respectively. The fair values represent the estimated amount the Company would have to pay to terminate the agreements.

Segment Reporting

   In accordance with Statement of Financial Accounting Standards No. 131 ("SFAS 131"), the Company discloses financial and descriptive information about its reportable operating segments. Operating segments are components of an enterprise about which separate financial information is available and regularly evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

Reclassifications

   Certain amounts in prior year financial statements and related notes have been reclassified to conform with the current year presentation.

3. Acquisitions

Avery Berkel acquisition

   On June 13, 2000, Weigh-Tronix UK Limited, a subsidiary of the Company, completed the acquisition of Avery Berkel. The total purchase consideration of approximately (Pounds)103 million ($154.5 million) comprised (Pounds)102.2 million ($153.3 million) of cash, including acquisition costs of approximately (Pounds)2.9 million ($4.2 million), and warrants valued at (Pounds)0.8 million ($1.2 million) to subscribe for 5% of the fully diluted ownership interests of Weigh-Tronix, LLC. The total purchase consideration is recorded net of a purchase price adjustment of (Pounds)3.2 million ($4.8 million) relating to Avery Berkel's closing net assets. The purchase price reduction was negotiated in the quarter ended December 31, 2000. Avery Berkel is a leading manufacturer, distributor and servicer of industrial and food retail weighing systems and other food processing equipment. The Avery Berkel acquisition was financed by the issuance of (Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010; the issuance of a (Euro)10.0 million liquidation preference exchangeable pay-in-kind preferred membership interest (hereafter referred to as "Preferred Member Interest"); a new Senior Credit Agreement with maximum borrowings of $120.0 million; and the issuance of additional membership interests of $40.3 million to existing and new members of the Company.

   The acquisition was recorded in accordance with the purchase method of accounting. Accordingly, the results of operations of Avery Berkel have been included in the consolidated results of the Company from the acquisition date.

   The Company has recorded the assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the total consideration paid in the acquisition, including acquisition costs, over the fair value of assets acquired less liabilities assumed and purchase accounting liabilities recorded is recorded as goodwill. The allocation of the consideration to major categories of assets and liabilities acquired as of the date of acquisition in accordance with the purchase method of accounting is set forth in the following table:

   Cash............................................................... $    --
   Accounts Receivable................................................   49,172
   Inventories........................................................   58,916
   Prepaid expenses and other current assets..........................    9,875
   Deferred income taxes--current.....................................    3,782
   Property and equipment.............................................   30,134
   Goodwill...........................................................   36,907
   Other identifiable intangible assets...............................   66,750
   Other assets.......................................................    9,444
   Accounts payable and accrued expenses..............................  (75,658)
   Other long-term obligations........................................  (10,767)
   Deferred income taxes--noncurrent..................................  (20,410)
   Minority interest..................................................   (3,621)
                                                                       --------
     Total purchase price............................................. $154,524
                                                                       ========

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
   In connection with the Avery Berkel acquisition, and in accordance with EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination", the Company recorded approximately $8.0 million of purchase accounting liabilities. A description of the liabilities recorded and amounts paid to date are set forth below:

                                            Employee    Costs to
                                           Termination    Exit    Other
                                              Costs    Businesses Costs  Total
                                           ----------- ---------- ----- -------
Provisions recorded.......................   $ 6,027     $1,399   $623  $ 8,049
Cash payments.............................    (3,370)      (275)   --    (3,645)
                                             -------     ------   ----  -------
  Balance at March 31, 2001...............   $ 2,657     $1,124   $623  $ 4,404
                                             =======     ======   ====  =======

   The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next 10 years. Five former Avery Berkel facilities have been closed and approximately 290 former Avery Berkel employees have been terminated as of March 31, 2001. The Company is still finalizing its business integration plans with respect to its Indian operations and, accordingly, the purchase accounting liabilities will be finalized once these plans are complete. The goodwill associated with the Avery Berkel acquisition and the related amortization and its effect on operating income will be impacted by the finalization of these purchase accounting liabilities. The number of operating facilities to be closed and the final number of employees to be terminated were not finalized at March 31, 2001.

Other Acquisitions

   During the year ended March 31, 2000, the Company completed five acquisitions for an aggregate cash purchase price of approximately $2.2 million. These acquisitions included Logtech-USA, Inc. in April 1999, Equatech Sales, Inc. in May 1999, Deben System Limited and Australian Weighing Co. Pty. Ltd. in September 1999 and Hallamshire Scales Limited in October 1999. During the eleven months ended March 31, 1999, excluding the acquisition of the Acquired Companies, the Company completed two acquisitions for a total of approximately $1.2 million in cash. All of these acquisitions were completed for the purpose of expanding the Company's product range and in-house manufacturing capabilities. The acquisitions were financed primarily using the Company's existing debt facilities. The acquisitions were accounted for using the purchase method of accounting and, therefore, the purchase price has been allocated to the net assets acquired based on their fair value at the date of the respective acquisitions. As a result of these acquisitions, the Company recorded goodwill of approximately $3.9 million, which is being amortized on a straight-line basis over estimated useful lives of 5-10 years.

Unaudited Pro Forma Summary Information

   The following unaudited pro forma summary presents net sales, loss before extraordinary loss, loss before dividends on preferred member interest and net loss attributable to members for the years ended March 31, 2001 and March 31, 2000 as if the acquisition of Avery Berkel and the other acquisitions described above had occurred as of April 1, 1999. The pro forma summary gives effect to actual operating results prior to the acquisition, and is adjusted to include the pro forma effect of interest expense on the debt used to finance the acquisition, depreciation related to the revaluation of property, plant and equipment, amortization of the related goodwill and other identifiable intangible assets and income taxes. The pro forma results for the year ended March 31, 2000 include an amortization charge of $16,278 related to the one time adjustment to record the acquired Avery Berkel inventory at its estimated fair value. Also, the pro forma results for the year ended March 31, 2001 include a restructuring charge of $3,544 and integration related consulting fees of $3,000. No effect has been given to cost reductions or operating synergies in this presentation.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

   Additionally, the pro forma information does not necessarily reflect the actual results that would have occurred nor is it necessarily indicative of future results of operations of the combined companies.

                                                        Year ended March 31,
                                                       -----------------------
                                                          2001        2000
                                                       ----------- -----------
                                                       (unaudited) (unaudited)
Net sales.............................................  $333,208    $377,523
Loss before extraordinary loss and dividends on
 preferred member interest............................   (26,512)    (18,708)
Loss before dividends on preferred member interest....   (26,512)    (20,883)
Net loss attributable to members......................   (27,673)    (22,044)

Joint Ventures

   As a result of the acquisition of Avery Berkel, the Company has a 51% ownership interest in Avery India Limited, whose financial position and results of operations are included in the Company's Consolidated Financial Statements. The Company also holds minority investments in four joint ventures. The Company's unconsolidated joint ventures comprise: W&T Avery (Kenya) Limited, incorporated in Kenya, in which the Company has a 49% interest; Constructora De Basculas, SA, incorporated in Mexico, in which the Company has a 49% interest; Scanvekt, incorporated in Denmark, in which the Company has a 49% interest; and Berkel Obrecht AG, incorporated in Switzerland, in which the Company has a 48% interest. All of these joint ventures are separate legal entities whose purpose is consistent with the overall operations of the Company and represent geographical expansions of existing markets. Total assets for the joint ventures were $14,119 on March 31, 2001 and total revenues for the post acquisition period ending March 31, 2001 were $20,277. Each of these joint ventures is accounted for under the equity method of accounting.

4. Financing Related to the Avery Berkel Acquisition

Issuance of the (Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010

   On June 13, 2000, SWT Finance B.V., a subsidiary of the Company, issued
(Euro)100.0 million of 12.5% Senior Subordinated Notes due June 1, 2010 (the "Notes") in a private transaction pursuant to a note indenture (the "Notes Indenture"). The Company registered the Notes on Form S-4 with the Securities and Exchange Commission on November 13, 2000.

   Interest is calculated on the basis of a 360-day year comprising twelve 30-day months. Interest is payable semi-annually in arrears on each June 1 and December 1, commencing on December 1, 2000.

   The Notes are subordinated in right of payment to all current and future senior debt, which includes the Senior Credit Agreement discussed below. The Notes will rank pari passu in right of payment with all other Senior Subordinated Debt of the Issuer issued in the future, if any, and senior in right of payment to all subordinated indebtedness of the Issuer issued in the future, if any. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the guarantor subsidiaries. See Note 15--Guarantors of Debt, which presents summarized combined financial information for the parent, issuer, guarantor subsidiaries and non-guarantor subsidiaries under the Notes.

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

   The Notes Indenture contains a number of covenants that limit, among other things, dividend payments, certain types of investments, incurrence of indebtedness and issuance of preferred stock, issuance and sale of capital stock of restricted subsidiaries, liens, merger, consolidation or sale of assets, transactions with affiliates,

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
sale and leaseback transactions, additional guarantees and certain business activities.

Senior Credit Agreement

   In connection with the Avery Berkel acquisition, certain subsidiaries of the Company entered into a Senior Credit Agreement with certain lenders. The Senior Credit Agreement comprises $120.0 million of Term Loan and Revolving Credit Facilities, including a $30.0 million Tranche A Term Loan Facility, a $40.0 million Tranche B Term Loan Facility, and a $50.0 million Revolving Credit Facility. The Tranche A Term Loan Facility is payable over 5 years, with the final repayment on June 30, 2005. The Tranche B Term Loan Facility is payable over 7 years, with the final payment on June 30, 2007. The commitment on the Revolving Credit Facility terminates on June 30, 2005 and amounts drawn down under the Revolving Credit Facility must be fully repaid by that date. The Revolving Credit Facility is subject to a borrowing base as defined in the Senior Credit Agreement based on specified percentages of eligible inventory and accounts receivable. The proceeds of the Senior Credit Agreement were used to pay back certain indebtedness of the Company and to finance a portion of the Avery Berkel acquisition, including related fees and expenses.

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

   The Senior Credit Agreement contains a number of operating and financial covenants that limit, among other things, amalgamations and changes in business, assets sales and disposals, indebtedness and other liabilities, liens, guarantees and other contingent liabilities, investments, loans and advances, dividends and other distributions and payments with respect to capital stock, optional payments and modifications with respect to the Notes and other debt instruments, transactions with affiliates, sale and leasebacks, changes in the passive holding structure of the Parent, changes in lines of business, permitted hedging activities, changes in fiscal periods, negative pledge causes, restrictions on subsidiary distributions and amendments to Avery Berkel acquisition documents. Also, the Senior Credit Agreement contains a number of operating and financial covenants, including, without limitation, requirements to maintain minimum ratios of Consolidated Earnings Before Income Taxes, Depreciation and Amortization ("Consolidated EBITDA") (as defined under the Senior Credit Agreement) to interest expense and Consolidated EBITDA to fixed charges; maximum ratios of total indebtedness to Consolidated EBITDA; minimum tangible net worth; minimum cumulative EBITDA and limitations on capital expenditures. All of these terms are defined in the Senior Credit Agreement.

   Applicable interest rates and scheduled principal repayments under the Senior Credit Agreement are set forth in Note 8--Long-term Debt.

   The Company incurred and capitalized debt issuance costs totaling $11.9 million related to the financing for the Avery Berkel acquisition. These costs are not included in the total consideration paid for Avery Berkel and thus are not a component of goodwill.

Redemption of the senior debt and the 12% Senior Subordinated Notes due May 1, 2005 and 2006

   On June 13, 2000, a portion of the proceeds from the Senior Credit Agreement and the Notes was used to fund the redemption of all outstanding senior debt under the credit agreement that was in place at March 31, 2000 and the 12% Senior Subordinated Notes. The Company recorded a pre-tax extraordinary loss of

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
approximately $1.0 million relating to the early redemption of the 12% Senior Subordinated Notes. Also, the Company recorded a pre-tax extraordinary loss of approximately $1.5 million, which represents the unamortized deferred financing costs of the retired senior debt and the 12% Senior Subordinated Notes. Both amounts are reflected as extraordinary items, net of the income tax benefit, in the accompanying consolidated statements of operations, and were recorded in the quarter ended June 30, 2000.

Preferred Member Interest

   In connection with the Avery Berkel acquisition, on June 13, 2000 the Company issued (Euro)10.0 million of Preferred Member Interest pursuant to a subscription agreement (the "Subscription Agreement") between the Company, the issuer of the Notes and Marconi Corporation plc. The Subscription Agreement was a private transaction not subject to the requirements of the Securities Act of 1933 or 1934. The holder of the Preferred Member Interest is entitled to dividends at a rate per annum equal to 12.0% through and including June 1, 2005, 15.0% from June 2, 2005 through and including December 1, 2005, and thereafter increasing by fifty basis points at the beginning of each subsequent six month period up to a maximum rate of 18.0%, in each case calculated on liquidation preference per Preferred Member Interest. Dividends are cumulative and are accrued on each June 1, commencing on June 1, 2001.

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

   The Preferred Member Interest, with respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix, rank junior and are subordinated in right of payment to the prior payment in full of the Notes, the Senior Credit Agreement and all other debt liabilities and obligations of Weigh-Tronix. The exchange notes issuable upon exchange of the Preferred Member Interest will rank pari passu with the Notes.

   In the event of bankruptcy, liquidation or reorganization of the Company, the assets of Weigh-Tronix will be available to pay obligations on the Preferred Member Interest only after all holders of the Notes, the Senior Credit Agreement and all other debt liabilities and obligations have been paid.

5. Restructuring Charge

   During fiscal 2001, the Company announced a plan to restructure certain of the historic Weigh-Tronix business operations, which resulted in the Company recording restructuring charges of $3,544 during the year. The following table summarizes the reserves recorded in connection with these restructuring charges:

                                           Employee    Costs to
                                          Termination    Exit    Other
                                             Costs    Businesses Costs   Total
                                          ----------- ---------- -----  -------
Provisions recorded......................   $ 1,340     $1,454   $ 750  $ 3,544
Cash payments............................    (1,300)       (62)    --    (1,362)
Noncash activity.........................       --        (310)   (180)    (490)
                                            -------     ------   -----  -------
  Balance at March 31, 2001..............   $    40     $1,082   $ 570  $ 1,692
                                            =======     ======   =====  =======

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
   The Company has closed one manufacturing facility, eight service centers and one redundant corporate office. The Company plans to close one additional manufacturing facility during the first half of fiscal 2002. In addition, duplicative engineering and research and development costs have been eliminated. Approximately 95 employees were terminated as of March 31, 2001.

6. Selected Balance Sheet Information

                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Accounts Receivable
Accounts receivable consists of the following:
 Trade accounts receivable................................. $ 70,170    $22,535
 Less allowance for doubtful accounts......................     (742)      (858)
                                                            --------    -------
                                                            $ 69,428    $21,677
                                                            ========    =======

                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Inventories
Inventories consists of the following:
 Raw materials............................................. $  7,662    $ 6,345
 Work in process...........................................   13,014      3,708
 Finished goods............................................   40,057     10,955
                                                            --------    -------
                                                            $ 60,733    $21,008
                                                            ========    =======

                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Property, Plant and Equipment
Property and equipment consists of the following:
 Land...................................................... $  1,766    $   754
 Buildings.................................................   16,119     12,324
 Plant equipment...........................................   21,413     12,022
 Furniture, fixtures and office equipment..................   13,327      4,031
 Vehicles..................................................    2,774        643
 Leasehold improvements....................................      371        613
 Construction in progress..................................      131         99
                                                            --------    -------
                                                              55,901     30,486
 Less accumulated depreciation and amortization............  (12,297)    (5,861)
                                                            --------    -------
                                                            $ 43,604    $24,625
                                                            ========    =======

   Included in property, plant and equipment are assets held for sale of approximately $4.0 million.

                                                            March 31,  March 31,
                                                              2001       2000
                                                            ---------  ---------
Accrued Expenses
Accrued expenses consists of the following:
 Accrued payroll........................................... $  7,186    $ 1,301
 Accrued other taxes.......................................    3,533      1,219
 Accrued income taxes......................................      --       1,564
 Accrued interest..........................................    4,242        778
 Accrued warranty..........................................    2,686      1,654
 Accrued commissions.......................................    2,235      1,347
 Accrued restructuring reserve.............................    1,692        --
 Purchase accounting liabilities...........................    4,404        --
 Accrued professional fees.................................    2,124        --
 Accrued insurance.........................................      669        --
 Accrued product liability.................................    1,087        --
 Other.....................................................   11,157      5,135
                                                            --------    -------
                                                            $ 41,015    $12,998
                                                            ========    =======

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
7. Members' Equity

Membership Interests

   Membership interests comprise five classes of Members designated as Class A, Class B, Class C, Class D, and Class E Members. Further, the Company has committed to issuing a further class of member interests--Class F. Each Member is entitled to vote on all matters with the number of votes corresponding to each Member's percentage interest.

   Special attributes of each class of Membership are as follows:

   Class A: Class A Members made initial capital contributions of $15,239 for which the class in the aggregate was entitled to a 69.29% interest on March 31, 2000. During the year ended March 31, 2001 the Company issued additional Class A membership interests of $40.3 million to new and existing members through a private placement. This increased the entitlement of the class to 86.5% interest. Class A Members have priority as to distribution and liquidation. In the event a management member who is also a Class A holder is terminated from employment without cause or leaves with good reason, as defined in the membership agreement, the Member has the ability to put the interest to the Company at an amount equal to the Member's initial investment. Since the redemption of the Class A membership interests held by management members is at the option of the holder, the fair value at the date of issuance of these Class A membership interests are presented as a mandatorily redeemable obligation in the accompanying consolidated balance sheets.

   Class B: Class B membership interests were allocated to management who made no initial capital contribution for the interests; Class B Members are entitled to a 1.9% interest in the aggregate. The $631 fair value of the Class B membership interests at the date of inception was charged to expense as the interests were fully vested with no future service requirements.

   Class C: Class C membership interests equal to 2.8% of total initial membership interests were issued to the lender of the former senior subordinated term notes. Class C Members made no initial capital contribution. The holders of the Class C membership interests may at any time, within 180 days after December 31, 2005, put the interests to the Company at fair market value if the Company has not consummated a liquidity event. A liquidity event consists of a public offering, the sale of all or substantially all of the assets of the Company or a transaction that results in a change of control. Because the redemption of the Class C membership interests is at the option of the holder, the fair value of the Class C membership interests is presented as a mandatorily redeemable obligation in the accompanying consolidated balance sheets; increases in fair value are charged to additional paid-in-capital.

   Class D: Class D membership interests comprising 2.2% in the aggregate of initial membership interests have been allocated to members of management. Class D Members made no initial capital contribution. The Class D membership interests are subject to forfeiture if the management members cease to be employees of the Company prior to the fourth anniversary of employment. On each of the first through fourth such anniversaries on which a Class D Member remains an employee, 25% of the Class D interest is released from being subject to forfeiture. The Class D membership interests are a fixed compensation equity plan and as such the fair value at date of issuance ($741) is being recognized as compensation expense over the four-year vesting period of the arrangement.

   Class E: Class E membership interests comprising 6.6% in the aggregate of initial membership interests have been allocated to members of management. Class E Members made no initial capital contribution. The Class E membership interests are subject to forfeiture if the Company does not achieve defined performance

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
criteria for earnings before interest, income taxes, depreciation and amortization ("EBITDA") in the initial five years of the Company's operations. The Class E membership interests are a variable equity compensation plan. Compensation expense is recognized equal to the fair value of the Class E interests at the date the performance criteria are met or at the date it becomes probable that they will be met. In the year ended March 2001, 30% of the total Class E membership interests representing 2.1% of the aggregate equity of the Company were vested by the Board of Directors. As a result, $1.3 million of the compensation expense was recognized as the fair value of the equity grant. During the eleven months ended March 31, 1999, 20% of the Class E membership interests representing 1.4% of the aggregate equity of the Company were vested. As a result $294 of compensation expense was recognized as the fair value of the equity grant. No expense was recorded for the year ended
March 31, 2000 as performance targets were not achieved.

   Class F: During the year ended March 31, 2001, the Company committed to allocate Class F member interests comprising 0.5% in aggregate to members of management. Compensation expense relating to these interests of $400 was recorded in the first fiscal quarter of fiscal 2001, at the deemed date of issue.

   Rights in Distributions and Liquidation: Class A Members are entitled to priority as to distributions and in the event of liquidation until the Class A Members recover their initial capital contribution.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
8. Long-Term Debt

   Long-term debt at March 31, 2001 consisted of the following:

                                                                      March 31,
                                                                        2001
                                                                      ---------
U.S. senior revolving note, with maximum borrowings of $50,000 including amounts outstanding under the U.K. senior revolving note.
Interest is payable quarterly, for base rate loans, or on the applicable Euro maturity date for Eurocurrency rate loans, at the
Company's option, either at the base rate determined by the lender plus 2.25% or the Eurocurrency rate plus 3.25%. The interest rate was 8.81% as of March 31, 2001. Outstanding principal is due in June
2005................................................................  $ 31,300

U.K. senior revolving note, denominated in British Pounds Sterling.
Interest is payable quarterly at the London Interbank Market (LIBOR)
rate plus a margin rate and an additional rate based on a reserve asset ratio. The margin rate is based on the Company's leverage ratio and the reserve asset ratio is calculated by the Bank of
England and ranged from .0091% to .0625% during the year ended March
31, 2001. As of March 31, 2001, the interest rate was 9.45%.
Outstanding principal is due in June 2005. .........................       850

U.S. senior tranche A term loan: Interest is payable quarterly or on the applicable Euro maturity date for Eurocurrency rate loans, at the Company's option, either at a base rate determined by the lender plus 2.75% or the Eurocurrency rate plus 3.75%. Principal is payable in 20 quarterly installments of $375 for quarters ended September
2000 through June 2001, $750 for quarters ending September 2001 through June 2002, $1,125 for quarters ending September 2002 through
June 2003, $1,500 for quarters ending September 2003 through June
2004, and $3,750 for the quarters ending September 2004 through June
2005. The interest rate was 8.88% as of March 31, 2001. ............    28,875

U.S. senior tranche B term loan: Interest is payable quarterly or on the applicable Euro maturity date similar to the U.S. senior term note A, except that the interest is the base rate plus 3.25% or the
Eurocurrency rate plus 4.25%. Principal is payable in 28 quarterly installments of $72 for quarters ended September 2000 through June
2001, $96 for quarters ending September 2001 through June 2004 and
$120 for quarters ending September 2004 through June 2005 and $4,304 for the period ending June 2007. The interest rate was 9.38% as of
March 31, 2001. ....................................................    38,044

Canadian senior term note B: Interest is payable quarterly or on the
Euro maturity date similar to U.S. senior term note B. Principal is payable in 28 quarterly installments of $3 for quarters ended
September 2000 through June 2001, $4 for quarters ending September
2001 through June 2004 and $5 for quarters ending September 2004 through June 2005 and $196 for the period ending June 2006. The
interest rate was 9.38% as of March 31, 2001. ......................     1,731

Euro 12.5% senior subordinated term notes (the "Euro Notes"):
Interest is payable semi-annually commencing December 1, 2000 and
the principal is payable in June 2010...............................    87,940
Capital leases......................................................        75
                                                                      --------
                                                                       188,815
Less current portion................................................    (3,031)
                                                                      --------
                                                                      $185,784
                                                                      ========

   The U.S. and U.K. senior revolving notes and the U.S. and Canadian senior term notes (the "Senior Credit") at March 31, 2001 were pursuant to credit agreements dated June 13, 2000, as amended. Under the "Amended and Restated Credit Agreement, all amounts due were collateralized by the Company and certain subsidiaries (the "Guarantors"). The Amended and Restated Credit Agreement stipulates mandatory repayments in the event of certain circumstances such as cash proceeds from the sale of assets, insurance

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
claims and certain equity issuances. Also, the Company is subject to annual mandatory prepayments based on the Company's Consolidated Excess Cash Flow (as defined in the Amended and Restated Credit Agreement) for the previous fiscal year. These prepayments are to be applied to the U.S. and Canadian senior term notes and are due within ninety-five days after the Company's fiscal year-end. The Senior Credit is also subject to an unused line fee, which is payable quarterly.

   Principal due on long term debt for each of the years following March 31, 2001 is as follows:

   2002................................................................ $  3,031
   2003................................................................    4,551
   2004................................................................    6,036
   2005................................................................   13,232
   2006................................................................   49,525
   Thereafter..........................................................  112,440
                                                                        --------
                                                                        $188,815
                                                                        ========

   Long-term debt at March 31, 2000 consisted of the following:

                                                                      March 31,
                                                                        2000
                                                                      ---------
U.K. senior revolving note, denominated in British Pounds Sterling.
Interest was payable quarterly at the London Interbank Market
(LIBOR) rate plus a margin rate and an additional rate based on a reserve asset ratio. The margin rate was based on the Company's leverage ratio and the reserve asset ratio was calculated by the
Bank of England and ranged from .0091% to .0625% during the year ended March 31, 2000. As of March 31, 2000, the interest rate was
8.08%...............................................................   $12,730

U.S. senior revolving note, with maximum borrowings of $30,000 including amounts outstanding under the U.K. senior revolving note.
Interest was payable quarterly, for base rate loans, or on the applicable Euro maturity date for Eurocurrency rate loans, at the
Company's option, either at the base rate determined by the lender plus 1.25% or the Eurocurrency rate plus 2.5%. The interest rate was
8.13% as of March 31, 2000..........................................     6,000

U.S. senior term note A: Interest was payable quarterly or on the applicable Euro maturity date for Eurocurrency rate loans, at the
Company's option, either at a base rate determined by the lender plus 1.25% or the Eurocurrency rate plus 2.5%. Principal was payable
in 20 quarterly installments........................................     9,884

U.S. senior term note B: Interest was payable quarterly or on the applicable Euro maturity date similar to the U.S. senior term note
A, except that the interest was the base rate plus 1.5% or the
Eurocurrency rate plus 2.75%. Principal was payable in 28 quarterly
installments........................................................    10,541

Canadian senior term note B: Interest was payable quarterly or on the Euro maturity date similar to U.S. senior term note B. Principal
was payable in 28 quarterly installments............................     1,740

U.S. 12% senior subordinated term notes: Interest was payable semi-
annually from November 1, 1998 and the principal was payable in May
2005 and May 2006, subject to adjustment as described in the notes
thereto.............................................................    15,000
Capital leases......................................................        94
                                                                       -------
                                                                        55,989
Less current portion................................................    (2,742)
                                                                       -------
                                                                       $53,247
                                                                       =======

   The U.S. and U.K. senior revolving notes and the U.S. and Canadian senior term notes (the "Senior Debt") at March 31, 2000 were pursuant to credit agreements dated May 1, 1998 (the "Senior Loan

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
Agreements") with the same lender. Under the Senior Loan Agreements, all amounts due were collateralized by substantially all tangible and intangible assets of the Company. The Senior Loan Agreements stipulated mandatory repayments in the event of certain circumstances such as cash proceeds from the sale of assets, insurance claims and certain equity issuances. Also, the Company was subject to annual mandatory prepayments based on the Company's Consolidated Excess Cash Flow (as defined in the Senior Loan Agreements) for the previous fiscal year. These prepayments were applied to the U.S. and Canadian senior term notes and were due within ninety-five days after the Company's fiscal year-end. The Company paid approximately $4,507 in the year ended March 31, 2000 based on the Company's fiscal 1999 Consolidated Excess
Cash Flow. The Senior Debt was also subject to an unused line fee, which was payable quarterly. The Company did not have to make a mandatory prepayment based on its Consolidated Excess Cash Flow for the year ended March 31, 2000 since the Senior Debt was retired early.

   The interest rate for the U.S. senior revolving note ranged from 7.25% to 8.13% during fiscal 2000. The interest rate for the U.K. senior revolving note ranged from 7.18% to 8.19% during fiscal 2000. The interest rate for the U.S. senior term note A ranged from 7.31% to 8.13% during fiscal 2000. The interest rates for the U.S. and Canadian senior term notes B ranged from 7.56% to 8.38% during fiscal 2000.

   On May 1, 1998, the Company entered into a second borrowing agreement (the "Senior Subordinated Agreement") for $15,000 of senior subordinated term notes (the "12% Senior Subordinated Notes") due May 1, 2005 and 2006. The 12% Senior Subordinated Notes were collateralized by certain equity interests in the Company. Such borrowings were subordinated to borrowings under the Senior Loan Agreements pursuant to a Subordination and Intercreditor Agreement between each of the lenders. In connection with this agreement, the lender became the holder of the Class C membership interests.

   On June 13, 2000, a portion of the proceeds from the Amended and Restated Credit Agreement and the Euro Notes was used to refinance the existing senior debt and to fund the redemption of all the 12% Senior Subordinated Notes. The Company paid a pre-payment penalty fee of $1,044 in connection with the early redemption.

   The Amended and Restated Credit Agreement and the Senior Subordinated Euro Notes Agreement have various affirmative and negative covenants that limit, among other things, subject to certain exceptions, indebtedness, liens, transactions with affiliates, investments, mergers, consolidations and dissolutions, sale of assets, distributions and restricted payments and certain other business activities. The Amended and Restated Credit Agreement requires the Company to meet certain minimum net worth and maximum capital expenditure limits, as well as certain leverage, interest coverage and fixed charge coverage ratios. These covenants become more restrictive over time. The Company was in compliance with all covenants for the year ended March 31, 2001 and the year ended March 31, 2000.


  In February 2001, the Company and its lenders executed a second amendment to the Amended and Restated Credit Agreement. This amendment includes revisions to financial covenants included in the Amended and Restated Credit Agreement effective for the quarter ended December 31, 2000 as well as for each of the quarters in the year ending March 31, 2002. In addition to amending its existing covenants, the Company must also achieve minimum levels of Cumulative EBITDA for each quarter up to the quarter ending March 31, 2002. Also, restrictions were placed on the Company's ability to use cash generated from the sales of assets.

   Pursuant to the second amendment, dated February 15, 2001, to the Senior Credit Agreement, Berkshire agreed to enter into a guarantee with the Company's lenders. Refer to Note 11--Related Party Transactions.

  On June 29, 2001, the Company and its lenders executed a third amendment to the Amended and Restated Credit Agreement. This amendment includes revisions to definitions of certain financial covenants included in the Amended and Restated Credit Agreement for clarification purposes. This amendment was effective upon

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
execution. The interest rates on the Senior Credit facility were increased by 0.5%, effective from the date of the amendment, and the Company was charged an administrative fee of 0.25% of the full amount of its Senior Credit facility.

  The Company had outstanding letters of credit and guarantees amounting to approximately $4,092 and $2,620 as of March 31, 2001 and March 31, 2000, respectively.

Liquidity

   Besides servicing the debt, the Company's other liquidity needs on a short-term basis relate to working capital, capital expenditures and one-time merger related costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. The Company's primary source of liquidity in the short-term is expected to be cash provided by operations. Specifically, the Company expects to reduce its inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the Company intends to reduce manufacturing lead times. Another source of liquidity in the short term is expected to be the Company's borrowing availability under the Senior Credit Agreement. The Company also intends to sell certain non-core assets to generate cash in the short term.

   The Company believes that cash from operating activities, together with available borrowings under the revolving Credit Facility under the Senior Credit Agreement, will be sufficient to permit the Company to meet its financial obligations and fund operations for the foreseeable future.

9. Pension, Employee Savings and Profit Sharing Plans

  Weigh-Tronix acquired Avery Berkel on 13 June 2000, including several pension and post-retirement benefit plans around the world. The defined benefit plans relates to plans acquired with Avery Berkel.

   The following schedules provide information concerning the Company's U.S. and non-U.S. defined benefit pension and other post-retirement benefit plans for the year ended March 31, 2001. Note that there were no defined benefit plans during the previous year.

                                            U.S. Plans       Non-U.S. Plans
                                         ------------------ ------------------
                                         Pension    Other   Pension    Other
                                         Benefits  Benefits Benefits  Benefits
                                         --------  -------- --------  --------
Change in benefit obligation
Benefit obligation at beginning of
 year................................... $    --     $ --   $    --   $    --
Service cost............................      69       --       396        35
Interest cost...........................     142        4     1,226       153
Plan participants' contributions........      --       --        88        --
Acquisition.............................   2,725       59    14,773     1,301
Benefits paid...........................    (240)      (6)     (663)      (55)
                                         -------     ----   -------   -------
Benefit obligation at end of year.......   2,696       57    15,820     1,434

Change in fair value of assets
Fair value of plan assets at beginning
 of year................................      --       --        --        --
Actual loss on plan assets..............      --       --      (315)       --
Employer contributions..................     240        6       557        55
Acquisition.............................      --       --    13,540        --
Plan participants contributions.........      --       --        88        --
Benefits paid...........................    (240)      (6)     (663)      (55)
                                         -------     ----   -------   -------
Fair value of plan assets at end of
 year...................................      --       --    13,207        --
                                         -------     ----   -------   -------
Funded Status...........................  (2,696)     (57)   (2,613)   (1,434)
Unrecognized net actuarial loss.........      --       --     1,905        --
                                         -------     ----   -------   -------
Accrued benefit cost.................... $(2,696)    $(57)  $  (708)  $(1,434)
                                         =======     ====   =======   =======

Weighted assumptions as of March 31,
 2001
Discount rate...........................      7%       7%     10.5%       15%
Expected return on plan assets..........      --       --     14.9%        --
Rate of compensation increase...........      --       --      8.2%        --

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
   The components of the net periodic benefit cost for pension and other post-retirement benefit plans are as shown below:

                                                U.S. Plans      Non-U.S. Plans
                                             ----------------- -----------------
                                             Pension   Other   Pension   Other
                                             Benefits Benefits Benefits Benefits
                                             -------- -------- -------- --------
Service cost................................   $ 69     $--     $  396    $ 35
Interest cost...............................    142       4      1,226     153
Expected return on plan assets..............     --      --     (1,590)     --
                                               ----     ---     ------    ----
Net periodic benefit cost...................   $211     $ 4     $   32    $188
                                               ====     ===     ======    ====

   For measurement purposes, a 4% annual rate of increase in the per capita cost of covered U.S. health care benefits and 12.5% for non-U.S. health care benefits have been assumed.

   Assumed healthcare cost trend rates can have a significant effect on the amounts reported for the health care plans. A one-percentage point change in the assumed health care cost trend rates would have the following effect as at March 31, 2001:

                                        U.S. Plans          Non-U.S. Plans
                                   --------------------- ---------------------
                                      One        One        One        One
                                   percentage percentage percentage percentage
                                     point      point      point      point
                                    increase   decrease   increase   decrease
                                   ---------- ---------- ---------- ----------
Effect on total of service and
 interest cost components.........    $--        $--        $29       $ (28)
Effect on post retirement benefit
 obligation.......................      1         (1)       216        (194)

Defined Contribution Plans

   The Company maintains several defined contribution plans, which include 401(k) plans, in the U.S. and elsewhere.

   In the U.S., the Company maintains a defined contribution 401(k) plan which covers eligible employees who have worked at least 30 days. The plan allows eligible participants to voluntarily contribute up to 20% of their compensation subject to certain Internal Revenue Code limitations. Weigh-Tronix, Inc. matches a percentage of employee contributions to the plan and additional profit sharing contributions can be made at the discretion of the Board of Managers. Total Weigh-Tronix, Inc. matching contributions to the plan for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999 were $663, $644 and $585, respectively. There were no discretionary contributions made during the years ended March 31, 2001, March 31, 2000 or the eleven months ended March 31, 1999.

   On May 1, 1998, the Company established a defined contribution plan for employees of Weigh-Tronix Canada, ULC. The Company matches 100% of employee contributions up to 4% of their annual gross salary subject to certain limitations. Total Weigh-Tronix Canada, ULC matching contributions to the plan were $96, $102 and $86, respectively, for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999.

   During the eleven months ended March 31, 1999, the Company established a defined contribution plan for employees of Salter Weigh-Tronix Pty Ltd., the Company's Australian subsidiary, to which it contributes between 7% and 8% of the participants' eligible salary. Contributions to the plan for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999 were $44, $37 and $36, respectively.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

   In May 1998, the Company established a defined contribution plan for employees of Salter Weigh-Tronix Limited and Salter Housewares Limited to which they contribute between 3% and 7.5% of eligible salary, depending on the age of the employee. Salter Weigh-Tronix Limited and Salter Housewares Limited made contributions of $102 and $107, respectively, for the year ended March 31, 2001, $294 and $98, respectively, for the year ended March 31, 2000, and $492 and $121, respectively, for the eleven months ended March 31, 1999.

   Subsequent to the acquisition of Avery Berkel on June 13, 2000, the Company established a defined contribution plan covering Avery Berkel employees in the U.K. to which Avery Berkel contributes between 4.5% and 9% of eligible salary, depending on the age of the employee. Employer contributions to this plan for the year ended March 31, 2001 were $1,577.

10. Income Taxes

   As discussed in Note 2, the Parent is a limited liability company that is not directly subject to U.S. federal and state income taxes. The income tax attributes of subsidiaries of the Parent are calculated in accordance with SFAS
109. An analysis of the components of loss before benefit for income taxes, minority interest in loss of subsidiary and extraordinary loss is presented below:

                                                 Fiscal Year
                                                    Ended        Eleven Months
                                                  March 31,     Ended March 31,
                                               ---------------- ---------------
                                                 2001     2000       1999
                                               --------  ------ ---------------
Income (loss) before provision (benefit) from
 income taxes, minority interest in net loss
 of subsidiary and extraordinary item
  U.S. ......................................  $ (7,164) $  145     $(5,790)
  Non-U.S. ..................................   (37,759)  2,781       1,179
                                               --------  ------     -------
                                               $(44,923) $2,926     $(4,611)
                                               ========  ======     =======
Income tax provision
 Current:
  Federal....................................  $    516  $  --      $   --
  Foreign....................................     1,589       6         124
  State and local............................       --    1,151       1,615
                                               --------  ------     -------
    Total current............................     2,105   1,157       1,739
 Deferred:
  Federal....................................     1,378     --          --
  Foreign....................................   (10,538)    --          --
  State and local............................       --      159        (184)
                                               --------  ------     -------
    Total deferred...........................    (9,160)    159        (184)
                                               --------  ------     -------
                                               $ (7,055) $1,316     $ 1,555
                                               ========  ======     =======

   The Company recorded an extraordinary loss before tax of $2,483 on the consummation of the financing discussed in Note 4. The tax benefit associated with this loss was $308.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
   Deferred taxes, detailed below, recognize the impact of temporary differences between the amounts of assets and liabilities recorded for financial statement purposes and such amounts measured in accordance with tax laws.

                                        March 31, 2001       March 31, 2000
                                     --------------------- --------------------
                                      Assets   Liabilities Assets   Liabilities
                                     --------  ----------- -------  -----------
Current:
 Accruals........................... $  4,785    $   --    $   705     $ --
 Inventory and receivable
  provision.........................    3,887        --      1,083       --
 Other..............................      244        --        310
                                     --------    -------   -------     -----
                                        8,916        --      2,098       --
Valuation allowance.................   (5,011)       --     (1,201)      --
                                     --------    -------   -------     -----
                                        3,905        --        897       --
                                     --------    -------   -------     -----
Non-current:
 Deductible goodwill and other
  intangibles.......................      --      21,531       --        694
 Net operating loss carryforwards...   60,187        --      1,205       --
 Depreciation and amortization......      266      1,723       --         59
 Unrealized foreign exchange
  gain/loss.........................    2,345      2,818       --        --
 Accruals...........................    1,780      1,468       --        --
                                     --------    -------   -------     -----
                                       64,578     27,540     1,205       753
Valuation allowance.................  (47,732)       --     (1,205)      --
                                     --------    -------   -------     -----
                                       16,846     27,540       --        753
                                     --------    -------   -------     -----
  Total deferred taxes.............. $ 20,751    $27,540   $   897      $753
                                     ========    =======   =======     =====

   As of March 31, 2001 and March 31, 2000, the Company has net operating loss carryforwards for U.S. federal and state income tax purposes of approximately $7,642 and $2,436, respectively. The Company also has foreign net operating loss carryforwards as of March 31, 2001 and March 31, 2000 of $155,035 and $798, respectively. The U.S. federal and state net operating loss carryforwards begin to expire in 2003. The foreign net operating loss carryforwards begin to expire in 2002. As of March 31, 2001 and March 31, 2000, the Company had $5,231 and $3,160, respectively, of deductible U.S. temporary differences that can offset future years' taxable income. Additionally, as of March 31, 2001 and March 31, 2000, the Company had $8,881 and $3,560, respectively, of deductible foreign temporary differences that can offset future years' taxable income.
A valuation allowance has been established for the tax benefits of all net operating loss carryforwards, except for those in jurisdictions with indefinite carryforward periods, and for those deductible temporary differences in jurisdictions where the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
   The effective tax rate varies from the United States federal statutory rate for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999 principally due to the following:

                                                                Eleven Months
                                        Year Ended March 31,        Ended
                                           2001        2000     March 31, 1999
                                        ----------   ---------- --------------
Tax at statutory U.S. tax rate.........      (35.0)%      34.0%     (34.0)%
Foreign tax rate differences...........        3.4         --        (2.4)
Non-deductible goodwill amortization...        1.2         --         --
State income taxes, net of federal tax
 benefit...............................       (0.6)        0.2       (7.4)
Partnership loss.......................        1.7         --         --
Change in valuation allowance..........       13.0        (2.7)      53.8
Other permanent differences............        0.6        13.5       23.7
                                        ----------   ---------      -----
                                             (15.7)%      45.0%      33.7%
                                        ==========   =========      =====

11. Related Party Transactions

   The Company has a management services agreement with Berkshire Investors, LLC ("Berkshire"), a Class A Member of the Company. Under the terms of the agreement, Berkshire provides management and advisory services to the Company for an annual fee of $500. The fee charged was $500 for the year ended March 31, 2001 and $200 for the year ended March 31, 2000 and the eleven months ended March 31, 1999. During the year ended March 31, 2001, the Company paid a fee of $1.7 million to Berkshire for providing advisory, management and consulting services regarding Weigh-Tronix, LLC, the consummation of the acquisition of Avery Berkel and financing thereof, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. Berkshire also was reimbursed for $152 in expenses incurred by it in connection with the acquisition of Avery Berkel and financing thereof.

   At the time of the acquisition of Avery Berkel, Weigh-Tronix, LLC issued $450 of new member interests to members of management. In connection therewith, Weigh-Tronix, LLC granted various loans to members of management and certain employees totaling $380 in exchange for Class A membership interests in Weigh-Tronix, LLC. The notes bear interest at an annual rate of 8%, which is payable annually. The notes are full recourse in nature, and have no stated maturity date but become due and payable if the employee leaves Weigh-Tronix, LLC.

   Included within prepaid expenses and other current assets as of March 31, 2001 and March 31, 2000 is an amount of $79 due from a member of the Company. The loan has no stated maturity date but becomes due and payable if the employee leaves Weigh-Tronix, LLC and bears no interest.

   Pursuant to the second amendment, dated February 15, 2001, to the Amended and Restated Credit Agreement, Berkshire Partners, LLC agreed to guarantee the payment of between $8.0 million and $10.0 million due under the Amended and Restated Credit Agreement, depending upon (i) the ratio of the amount outstanding under the senior credit facility at the close of any fiscal quarter to the aggregate of the Company's EBITDA (as defined under the Senior Credit Agreement) for the previous four consecutive fiscal quarters; and (ii) the breach by the Company of one or more specified financial covenants. The Guarantee will terminate if: (1) it does not become effective, as provided above, on or prior to March 31, 2002; or (2) the ratio described in clause (i) of the previous sentence is below a level specified in the guarantee agreement at the end of any fiscal quarter.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

12. Commitments and Contingencies

Lease Commitments

   The Company has certain operating and capital lease agreements for its manufacturing, warehousing and office facilities, office equipment and vehicles.

   Future minimum lease payments for lease obligations at March 31, 2001 are as follows:

                                                               Capital Operating
                                                               Leases   Leases
                                                               ------- ---------
     2002.....................................................  $ 31    $ 5,214
     2003.....................................................    26      2,691
     2004.....................................................    23      1,393
     2005.....................................................     7      1,194
     2006.....................................................   --         937
     Thereafter...............................................   --       3,289
                                                                ----    -------
     Total minimum lease payments.............................    87    $14,718
                                                                        =======
     Less amounts representing interest.......................   (12)
                                                                ----
     Present value of future minimum lease payments...........  $ 75
                                                                ====

   Total rent expense under all operating lease agreements was $5,569, $1,744 and $1,465 for the years ended March 31, 2001 and March 31, 2000 and the eleven months ended March 31, 1999, respectively.

Litigation

   Certain claims, suits and complaints associated with the ordinary course of business are pending or may arise against the Company, including all of its direct and indirect subsidiaries. In the opinion of management, all matters are adequately covered by insurance or, if not covered, are without merit or are of such kind, or involve such amounts as would not have a material effect on the consolidated financial position, results of operations and cash flows of the Company if disposed of unfavorably.

13. Segment Information

   Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for the reporting of information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance. SFAS 131 also requires disclosures about products and services, geographic areas and major customers.

   Prior to the acquisition of Avery Berkel on June 13, 2000, Weigh-Tronix was organized for management purposes into three reportable business segments: the North American Industrial division; the European Industrial division; and the Consumer division. The Company continued to manage and monitor the historical Weigh-Tronix operations within those reportable business segments during the year ended March 31, 2001. However, the name of the European Industrial Division was changed to the Rest of the World Industrial Division. The operations of Avery Berkel have been incorporated into the results of the Rest of the World Industrial Division for management purposes.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

   The North American Industrial division manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by the division are primarily electronics-based in nature and sales are made indirectly through a series of distributors who maintain their own service centers.

   The Rest of the World Industrial division manufactures and distributes retail and industrial scales primarily in the U.K. In addition, the division sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The division also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe.

   The Consumer division distributes residential scales and other home products to the consumer sector primarily in the U.K., Europe, the U.S. and Canada.

   Certain responsibilities are maintained at the Company's corporate headquarters ("Corporate"), located in the United States, and in certain non-operating companies located in the Netherlands ("Other"). These activities include management of the Company's debt and related net interest expense, cash, equity method investments and also general corporate oversight.

   The Company evaluates performance and allocates resources based on operating income. The reporting segments follow the same accounting policies as Weigh-Tronix, LLC's consolidated financial statements as described in Note 2--Summary of Significant Accounting Policies. Following is a tabulation of the business segment information for each of the periods presented.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

                            North     Rest of
                           American    World              Corporate and  Inter-    Consolidated
                          Industrial Industrial Consumer      Other      Segment      Total
                          ---------- ---------- --------  ------------- ---------  ------------
Year ended March 31,
 2001
External product
 revenues...............   $56,269    $108,164  $25,523     $     --    $      --   $ 189,956
External service
 revenues...............    14,398      90,933       --           --           --     105,331
                           -------    --------  -------     --------    ---------   ---------
Total external
 revenues...............   $70,667    $199,097  $25,523     $     --    $      --   $ 295,287
                           =======    ========  =======     ========    =========   =========
Intersegment revenues...   $ 5,784    $    185  $    56     $     --    $      --   $   6,025
Gross profit............   $23,660    $ 59,390  $ 7,880     $     --    $      --   $  90,930
Depreciation and
 Amortization...........   $ 3,142    $ 12,619  $   424     $    272    $      --   $  16,457
Operating income
 (loss).................   $ 4,628    $(21,644) $ 2,411     $ (9,401)   $      --   $ (24,006)
Interest expense........     5,213       3,965      406       11,246           --      20,830
Interest income.........        --        (266)      --         (182)          --        (448)
Other expense (income),
 net....................       141         250      543         (183)          --         751
Equity in income of
 unconsolidated joint
 ventures...............       (47)       (169)      --           --           --        (216)
Provisions (benefit) for
 income taxes...........       363      (4,481)     685       (3,622)                  (7,055)
Minority interest in net
 loss of subsidiary.....        --        (215)      --           --           --        (215)
Extraordinary item (net
 of tax)................       354          73       44        1,704           --       2,175
Dividends accrued on
 preferred member
 interests..............        --          --       --          871           --         871
                           -------    --------  -------     --------    ---------   ---------
Net income (loss).......   $(1,396)   $(20,801) $   733     $(19,235)   $      --   $ (40,699)
                           =======    ========  =======     ========    =========   =========
Year ended March 31,
 2000
External product
 revenues...............   $57,653    $ 18,170  $22,748     $     --    $      --   $  98,571
External service
 revenues...............    14,794      12,762       --           --           --      27,556
                           -------    --------  -------     --------    ---------   ---------
Total external
 revenues...............   $72,447    $ 30,932  $22,748     $     --    $      --   $ 126,127
                           =======    ========  =======     ========    =========   =========
Intersegment revenues...   $ 2,366    $     72  $    --     $     --    $      --   $   2,438
Gross profit............   $24,468    $  9,916  $ 6,870     $     --    $      --   $  41,254
Depreciation and
 Amortization...........   $ 2,829    $  1,520  $   418     $     97    $      --   $   4,864
Operating income
 (loss).................   $ 7,493    $  1,120  $ 1,963     $ (2,248)   $      --   $   8,328
Interest expense........     4,307         771      293          649           --       6,020
Interest income.........      (268)        (43)     (16)          (2)          --        (329)
Other expense (income),
 net....................      (268)         39     (112)          14           --        (327)
Equity in loss of
 unconsolidated joint
 venture................        --          --       --           38           --          38
Provision for income
 taxes..................       326         385      595           10           --       1,316
                           -------    --------  -------     --------    ---------   ---------
Net income (loss).......   $ 3,396    $    (32) $ 1,203     $ (2,957)   $      --   $   1,610
                           =======    ========  =======     ========    =========   =========
Eleven Months ended
 March 31, 1999
External product
 revenues...............   $50,856    $ 16,705  $19,007     $     --    $      --   $  86,568
External service
 revenues...............    12,265      11,345       --           --           --      23,610
                           -------    --------  -------     --------    ---------   ---------
Total external
 revenues...............   $63,121    $ 28,050  $19,007     $     --    $      --   $ 110,178
                           =======    ========  =======     ========    =========   =========
Intersegment revenues...   $ 2,284    $     87       --     $     --    $      --   $   2,371
Gross profit............   $15,137    $  9,371  $ 4,208     $     --    $      --   $  28,716
Depreciation and
 Amortization...........   $ 2,426    $  1,087  $   347     $     --    $      --   $   3,860
Operating income
 (loss).................   $(1,240)   $  3,342  $   496     $ (1,108)   $      --   $   1,490
Interest expense........       281          43       25        5,583           --       5,932
Interest income.........        (9)         --       --           --           --          (9)
Other expense, net......       167          11       --           --           --         178
Provision for income
 taxes..................       124       1,212      219           --           --       1,555
                           -------    --------  -------     --------    ---------   ---------
Net income (loss).......   $(1,803)   $  2,076  $   252     $ (6,691)   $      --   $  (6,166)
                           =======    ========  =======     ========    =========   =========
March 31, 2001
Long-lived assets.......   $26,717    $130,444  $ 2,930     $ 13,826    $      --   $ 173,917
Total assets............   $92,294    $268,615  $13,947     $499,150    $(552,152)  $ 321,854
March 31, 2000
Long-lived assets.......   $27,093    $ 12,271  $ 3,411     $  3,386           --   $  46,161
Total assets............   $65,934    $ 26,363  $14,048     $ 87,117    $ (98,255)  $  95,207
March 31, 1999
Long-lived assets.......   $28,181    $ 10,894  $ 3,758     $  3,719    $      --   $  46,552
Total assets............   $62,855    $ 25,318  $13,188     $ 89,139    $ (96,445)  $  94,055
Year Ended March 31,
 2001
Capital expenditures....   $ 1,475    $  2,183  $   237     $     --    $      --   $   3,895
Year Ended March 31,
 2000
Capital expenditures....   $ 1,786    $    696  $   249     $      5    $      --   $   2,736
Eleven Months ended
 March 31, 1999
Capital expenditures....   $ 1,356    $    858  $    83     $     59    $      --   $   2,356

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

   Net sales by customer location for the years ended March 31, 2001 and March 31, 2000 and for the eleven months ended March 31, 1999 were as follows:

                                                                        Eleven
                                                     Year      Year     Months
                                                     ended     ended     Ended
                                                   March 31, March 31, March 31,
                                                     2001      2000      1999
                                                   --------- --------- ---------
Net revenues:
 United States.................................... $  84,005 $  59,674 $ 53,149
 United Kingdom...................................   108,705    37,911   33,996
 Other............................................   102,577    28,542   23,033
                                                   --------- --------- --------
                                                   $ 295,287 $ 126,127 $110,178
                                                   ========= ========= ========

   Long-lived assets by location as of March 31, 2001 and March 31, 2000 were as follows:

                                                             March 31, March 31,
                                                               2001      2000
                                                             --------- ---------
Long-lived assets:
 United States....................................           $  28,693 $ 27,736
 United Kingdom...................................             135,130   17,192
 Other............................................              10,094    1,233
                                                             --------- --------
                                                             $ 173,917 $ 46,161
                                                             ========= ========

14. Supplemental Financial Information

                          Balance at  Charged to                     Balance at
                         Beginning of Costs and  Acquired              End of
Description                 Period     Expenses  Balances Deductions   Period
-----------              ------------ ---------- -------- ---------- ----------

Allowance for doubtful
 accounts:
Year ended March 31,
 2001...................    $  858      $  171   $    --   $  (287)   $   742
Year ended March 31,
 2000...................     1,334          34        --      (510)       858
Eleven months ended
 March 31, 1999.........     1,353         379        --      (398)     1,334

Deferred tax asset
 valuation allowance:
Year ended March 31,
 2001...................    $2,406      $6,381   $44,484   $  (528)   $52,743
Year ended March 31,
 2000...................     2,481          --        --       (75)     2,406
Eleven months ended
 March 31, 1999.........        --       2,481        --        --      2,481

Inventory reserve for
 obsolescence:
Year ended March 31,
 2001...................    $3,659      $  548        --   $  (842)   $ 3,365
Year ended March 31,
 2000...................     5,197         194        --    (1,732)     3,659
Eleven months ended
 March 31, 1999.........     6,038         325        --    (1,166)     5,197

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

15. Guarantors of Debt

   The following summarized combined financial information presents guarantor and non-guarantor results of operations, financial position, and cash flows of the Company under the Notes. The Notes were issued by SWT Finance, BV (the "Issuer"). The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by Parent, the Issuer and the guarantor subsidiaries.

   Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company, guarantor subsidiaries and non-guarantor subsidiaries are reflected in the eliminations column. The summarized consolidated financial information was prepared using the same consolidation policies as presented in Note 2--Summary of Significant Accounting Policies. Management asserts that separate complete financial statements of the Issuer and subsidiary guarantors of the Notes would not provide additional material information that would be useful in assessing the financial composition of the guarantors or the sufficiency of the guarantees.

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

15. Guarantors of Debt (Continued)

                Consolidated Balance Sheets as of March 31, 2001

                                             Guarantor   Non-Guarantor
                          Parent    Issuer  Subsidiaries Subsidiaries  Eliminations  Total
Assets                    -------  -------- ------------ ------------- ------------ --------
Current assets:
 Cash and cash
  equivalents...........  $    --  $    136   $  4,298     $  4,620     $      --   $  9,054
 Accounts receivable,
  net...................      744       673     59,536       24,148       (15,673)    69,428
 Inventories, net.......       --        --     49,511       11,310           (88)    60,733
 Prepaid expenses and
  other current assets..       --        18      1,095        3,704            --      4,817
 Deferred income taxes..       --        --      2,754        1,151            --      3,905
                          -------  --------   --------     --------     ---------   --------
 Total current assets...      744       827    117,194       44,933       (15,761)   147,937
Property, plant and
 equipment, net.........       --        --     39,458        4,146            --     43,604
Intangibles, net........    1,152        --     85,356       23,864            --    110,372
Deferred financing
 costs, net.............       --        --     10,775           --            --     10,775
Other assets............       --        --         64        5,259            --      5,323
Investments in
 unconsolidated joint
 ventures...............       --        --        661        3,182            --      3,843
Investments in
 subsidiaries...........   18,099        --    204,756           --      (222,855)        --
Intercompany
 receivables............       --   200,647      9,579       24,495      (234,721)        --
                          -------  --------   --------     --------     ---------   --------
 Total assets...........  $19,995  $201,474   $467,843     $105,879     $(473,337)  $321,854
                          =======  ========   ========     ========     =========   ========
Liabilities, Mandatorily Redeemable Membership Interests
and Members' Equity
Current liabilities:
 Current portion of
  long-term debt........  $    --  $  2,987   $     16     $     28     $      --   $  3,031
 Accounts payable.......       --       538     31,444       11,803       (15,691)    28,094
 Accrued expenses.......       --     5,441     31,601        3,973            --     41,015
 Deferred service
  contract revenue......       --        --     16,923        3,794            --     20,717
                          -------  --------   --------     --------     ---------   --------
 Total current
  liabilities...........       --     8,966     79,984       19,598       (15,691)    92,857
Long-term debt..........       --   184,022      1,715           47            --    185,784
Other long-term
 obligations............       --        --      2,922        7,376            --     10,298
Deferred income taxes...       --     1,589      4,138        4,967            --     10,694
Intercompany loans......      995        --    232,438        1,192      (234,625)        --
                          -------  --------   --------     --------     ---------   --------
 Total liabilities......      995   194,577    321,197       33,180      (250,316)   299,633
Commitments and
 contingencies
Minority interest.......       --        --         --        3,221            --      3,221
Mandatorily redeemable
 membership interests:
 Class A membership
  interests, subject to
  put option, at cost...    1,139        --         --           --            --      1,139
 Class C membership
  interests, subject to
  put option, at fair
  value.................       --        --         --           --            --         --
 Preferred member
  interest, including
  accrued dividends of
  $871..................   10,131        --         --           --            --     10,131
                          -------  --------   --------     --------     ---------   --------
 Total mandatorily
  redeemable membership
  interests.............   11,270        --         --           --            --     11,270
Members' equity:
 Share capital..........       --        --    173,839       76,050      (249,889)        --
 Membership interests...   54,410     4,225     14,129          372       (18,726)    54,410
 Additional paid-in
  capital...............    5,438        --         --           --            --      5,438
 Subscription note
  receivable............     (380)       --         --           --            --       (380)
 Unearned compensation..     (204)       --         --           --            --       (204)
 Retained earnings
  (accumulated
  deficit)..............  (45,255)    2,672    (36,203)      (6,148)       39,679    (45,255)
 Accumulated other
  comprehensive loss....   (6,279)       --     (5,119)        (796)        5,915     (6,279)
                          -------  --------   --------     --------     ---------   --------
 Members' equity........    7,730     6,897    146,646       69,478      (223,021)     7,730
                          -------  --------   --------     --------     ---------   --------
 Total mandatorily
  redeemable membership
  interests and members'
  equity................   19,000     6,897    146,646       69,478      (223,021)    19,000
                          -------  --------   --------     --------     ---------   --------
 Total liabilities,
  mandatorily redeemable
  membership interests
  and members' equity...  $19,995  $201,474   $467,843     $105,879     $(473,337)  $321,854
                          =======  ========   ========     ========     =========   ========

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
15. Guarantors of Debt (Continued)

    Consolidated Statements of Operations for the Year Ended March 31, 2001

                                                              Non-
                                              Guarantor    Guarantor
                           Parent   Issuer   Subsidiaries Subsidiaries Eliminations  Total
                          --------  -------  ------------ ------------ ------------ --------
Revenues:
 Product sales..........  $    --   $   --     $170,523     $38,793      $(19,360)  $189,956
 Services...............       --       --       85,509      22,734        (2,912)   105,331
                          --------  -------    --------     -------      --------   --------
   Total revenues.......       --       --      256,032      61,527       (22,272)   295,287
Cost of revenues:
 Cost of products sold..       --       --      133,600      32,070       (19,448)   146,222
 Cost of services.......       --       --       46,989      14,059        (2,913)    58,135
                          --------  -------    --------     -------      --------   --------
   Total cost of
    revenues............       --       --      180,589      46,129       (22,361)   204,357
                          --------  -------    --------     -------      --------   --------
   Gross profit.........       --       --       75,443      15,398            89     90,930
Operating expenses:
 Selling, general and
  administrative........     2,074      516      74,316      20,422           --      97,328
 Depreciation and
  amortization..........        48       44      11,675       2,297           --      14,064
 Restructuring charge...       --       --        3,544         --            --       3,544
                          --------  -------    --------     -------      --------   --------
   Operating income
    (loss)..............    (2,122)    (560)    (14,092)     (7,321)           89    (24,006)
Interest expense........        41   18,844      22,212         412       (20,679)    20,830
Interest income.........        (3) (17,282)     (3,383)       (459)       20,679       (448)
Other (income) expense,
 net....................       --    (7,706)      8,262         195           --         751
Equity in (income) loss
 of unconsolidated
 joint ventures.........       --       --          (92)       (124)          --        (216)
Equity loss of
 consolidated
 subsidiaries...........   (36,717)     --          --          --         36,717        --
                          --------  -------    --------     -------      --------   --------
 Income (loss) before
  provision for
  income taxes, minority
  interest in loss of
  subsidiary and
  extraordinary item....   (38,877)   5,584     (41,091)     (7,345)       36,806    (44,923)
Income tax provision
 (benefit)..............       --     1,832      (7,978)       (909)          --      (7,055)
                          --------  -------    --------     -------      --------   --------
Minority interest in net
 loss of subsidiary.....       --       --          --         (215)          --        (215)
                          --------  -------    --------     -------      --------   --------
 Income (loss) before
  extraordinary item and
  dividends on preferred
  member interest.......   (38,877)   3,752     (33,113)     (6,221)       36,806    (37,653)
Extraordinary loss, net
 of income tax benefit
 of $308................       951      801         416           7           --       2,175
                          --------  -------    --------     -------      --------   --------
Income (loss) before
 dividend on preferred
 member interest........   (39,828)   2,951     (33,529)     (6,228)       36,806    (39,828)
Dividends accrued on
 preferred member
 interest...............       871      --          --          --            --         871
                          --------  -------    --------     -------      --------   --------
Net income (loss)
 available
 (attributable) to
 members................  $(40,699) $ 2,951    $(33,529)    $(6,228)     $ 36,806   $(40,699)
                          ========  =======    ========     =======      ========   ========

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
15. Guarantors of Debt (Continued)

  Consolidated Condensed Statements of Cash Flows for the Year Ended March 31,
                                      2001

                                                                Non-
                                                Guarantor    Guarantor
                           Parent    Issuer    Subsidiaries Subsidiaries Eliminations   Total
                          --------  ---------  ------------ ------------ ------------ ---------
Net cash provided by
 (used in) operating
 activities.............  $   (290) $   7,004   $ (22,696)     $4,745      $(1,413)   $ (12,650)
Cash flows from
 investing activities:
 Expenditures for
  property and
  equipment.............       --         --       (2,980)       (915)         --        (3,895)
 Proceeds from sales of
  property and
  equipment.............       --       2,013         805         218          --         3,036
 Acquisition of
  businesses, net of
  cash acquired.........       --         --     (153,324)        --           --      (153,324)
                          --------  ---------   ---------      ------      -------    ---------
  Net cash provided by
   (used in) investing
   activities...........       --       2,013    (155,499)       (697)         --      (154,183)
Cash flows from
 financing activities:
Payments on former
 senior revolving credit
 notes..................       --     (18,322)         87         --           --       (18,235)
Payments on former
 senior term notes......       --     (20,425)     (1,827)        --           --       (22,252)
Payments on former
 senior subordinated
 notes..................       --     (16,044)        --          --           --       (16,044)
Proceeds from the
 revolving credit
 portion of the Senior
 Credit Agreement.......       --      45,530         --          --           --        45,530
Payments made on
 revolving credit
 portion of the Senior
 Credit Agreement.......       --     (13,380)        --          --           --       (13,380)
Proceeds from term loans
 related to the Senior
 Credit Agreement.......       --      68,260       1,740         --           --        70,000
Payments made on term
 loans related to the
 Senior Credit
 Agreement..............       --      (1,350)        --          --           --        (1,350)
Proceeds from the Senior
 Subordinated Notes, due
 June 1, 2010...........       --      95,891         --          --           --        95,891
Proceeds from preferred
 member interest........     9,260        --          --          --           --         9,260
Deferred financing
 costs..................       --         --      (11,852)        --           --       (11,852)
Proceeds from membership
 interests..............    39,536        --          --          --           --        39,536
Payments made on capital
 lease obligations......       --         721        (537)       (216)         --           (32)
Intercompany loans......   (48,506)  (150,287)    197,548        (256)       1,501          --
                          --------  ---------   ---------      ------      -------    ---------
  Net cash provided by
   (used in)
   financing
   activities...........       290     (9,406)    185,159        (472)       1,501      177,072
Effect of exchange rate
 changes on cash........       --          (2)     (5,523)        283          (88)      (5,330)
                          --------  ---------   ---------      ------      -------    ---------
Net increase (decrease)
 in cash and cash
 equivalents............       --        (391)      1,441       3,859          --         4,909
Cash and cash
 equivalents, beginning
 of the year............       --         527       2,857         761          --         4,145
                          --------  ---------   ---------      ------      -------    ---------
Cash and cash
 equivalents, end of the
 year...................  $    --   $     136   $   4,298      $4,620      $   --     $   9,054
                          ========  =========   =========      ======      =======    =========

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
15. Guarantors of Debt (Continued)

                Consolidated Balance Sheets as of March 31, 2000

                                                             Non-
                                             Guarantor    Guarantor
                          Parent   Issuer   Subsidiaries Subsidiaries Eliminations  Total
Assets                    -------  -------  ------------ ------------ ------------ -------
Current assets:
 Cash and cash
  equivalents...........  $    --  $   527    $  2,857      $  761      $     --   $ 4,145
 Accounts receivable,
  net...................      750    7,314      26,330         931       (13,648)   21,677
 Inventories, net.......       --       --      20,134         962           (88)   21,008
 Prepaid expenses and
  other current assets..       --       --       1,292          27            --     1,319
 Deferred income taxes..       --       --         897          --            --       897
                          -------  -------    --------      ------      --------   -------
 Total current assets...      750    7,841      51,510       2,681       (13,736)   49,046
Property, plant and
 equipment, net.........       --    2,318      21,981         326            --    24,625
Intangibles, net........       --       --      19,541         299            --    19,840
Deferred financing
 costs, net.............      992       --         673          10            --     1,675
Investments in
 unconsolidated joint
 venture................       --       --          21          --            --        21
Investments in
 subsidiaries...........   11,525       --      14,367          --       (25,892)       --
Intercompany
 receivables............       --   50,398       5,159          --       (55,557)       --
                          -------  -------    --------      ------      --------   -------
 Total assets...........  $13,267  $60,557    $113,252      $3,316      $(95,185)  $95,207
                          =======  =======    ========      ======      ========   =======
Current liabilities:
 Current portion of
  long-term debt........  $    --  $ 2,665    $    632      $   50      $   (608)  $ 2,742
 Accounts payable.......       75    1,053      21,787       1,361       (13,543)   10,733
 Accrued expenses.......       --    1,401      11,508          89            --    12,998
 Deferred service
  contract revenue......       --       --       2,021          --            --     2,021
                          -------  -------    --------      ------      --------   -------
 Total current
  liabilities...........       75    5,122      35,948       1,500       (14,151)   28,494
Long-term debt..........       --   51,490       3,182          44        (1,469)   53,247
Other long-term
 obligations............       --       --         130          --            --       130
Deferred income taxes...       --       --         753          --            --       753
Intercompany loans......                        52,158       1,323       (53,481)       --
                          -------  -------    --------      ------      --------   -------
 Total liabilities......       75   56,612      92,171       2,867       (69,101)   82,624
Commitments and
 contingencies
Mandatorily redeemable
 membership interests:
 Class A membership
  interests, subject to
  put option, at cost...    1,139       --          --          --            --     1,139
 Class C membership
  interests, subject to
  put option, at fair
  value.................    1,959       --          --          --            --     1,959
                          -------  -------    --------      ------      --------   -------
 Total mandatorily
  redeemable membership
  interests.............    3,098       --          --          --            --     3,098
Members' equity:
 Membership interests...   14,100    4,224      24,287         372       (28,885)   14,100
 Additional paid-in
  capital...............    1,012       --          --          --            --     1,012
 Subscription note
  receivable............      (75)      --          --          --            --       (75)
 Unearned compensation..     (386)      --          --          --            --      (386)
 Retained earnings
  (accumulated
  deficit)..............   (4,556)    (279)     (2,674)         80         2,873    (4,556)
 Accumulated other
  comprehensive loss....       (1)                (534)         (3)          (72)     (610)
                          -------  -------    --------      ------      --------   -------
 Members' equity........   10,094    3,945      21,081         449       (26,084)    9,485
                          -------  -------    --------      ------      --------   -------
 Total mandatorily,
  redeemable membership
  interests and members'
  equity................   13,192    3,945      21,081         449       (26,084)   12,583
                          -------  -------    --------      ------      --------   -------
 Total liabilities,
  mandatorily redeemable
  membershipinterests
  and members' equity...  $13,267  $60,557    $113,252      $3,316      $(95,185)  $95,207
                          =======  =======    ========      ======      ========   =======

Liabilities, Mandatorily Redeemable Membership Interests and Members' Equity

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------
15. Guarantors of Debt (Continued)

    Consolidated Statements of Operations for the Year Ended March 31, 2000

                                                          Non-
                                          Guarantor    Guarantor
                         Parent  Issuer  Subsidiaries Subsidiaries Eliminations  Total
                         ------  ------  ------------ ------------ ------------ -------
Revenues:
 Product sales.......... $   --  $   --    $101,787      $2,588      $(5,804)   $98,571
 Services...............     --      --      25,393       2,163           --     27,556
                         ------  ------    --------      ------      -------    -------
  Total revenues........     --      --     127,180       4,751       (5,804)   126,127
Cost of revenues:
 Cost of products sold..     --      --      70,658       1,602       (5,716)    66,544
 Cost of services.......     --      --      17,309       1,020           --     18,329
                         ------  ------    --------      ------      -------    -------
  Total cost of
   revenues.............     --      --      87,967       2,622       (5,716)    84,873
                         ------  ------    --------      ------      -------    -------
  Gross profit..........     --      --      39,213       2,129          (88)    41,254
Operating expenses:
 Selling, general and
  administrative........    169    (207)     28,417       1,670           --     30,049
 Depreciation and
  amortization..........     --      87       2,686         104           --      2,877
                         ------  ------    --------      ------      -------    -------
  Operating income
   (loss)...............   (169)    120       8,110         355          (88)     8,328
Interest expense........    152   5,395       5,301          70       (4,898)     6,020
Interest income.........     --  (4,898)       (321)         (8)       4,898       (329)
Other (income) expense,
 net....................     --      (2)       (382)         41           16       (327)
Equity in loss of
 unconsolidated
 joint venture..........     --      --          38          --           --         38
Equity income of
 consolidated
 subsidiaries........... (1,931)     --          --          --        1,931         --
                         ------  ------    --------      ------      -------    -------
 Income (loss) before
  provision for
  income taxes..........  1,610    (375)      3,474         252       (2,035)     2,926
Provision for income
 taxes..................     --      --       1,316          --           --      1,316
                         ------  ------    --------      ------      -------    -------
  Net income (loss)
   available
   (attributable) to
   members.............. $1,610  $ (375)   $  2,158      $  252      $(2,035)   $ 1,610
                         ======  ======    ========      ======      =======    =======

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

15. Guarantors of Debt (Continued)

  Consolidated Condensed Statements of Cash Flows for the Year Ended March 31,
                                      2000

                                                          Non-
                                          Guarantor    Guarantor
                         Parent  Issuer  Subsidiaries Subsidiaries Eliminations Total
                         ------  ------  ------------ ------------ ------------ ------
Net cash provided by
 operating activities..  $1,531  $ (235)    $7,468        $651       $(1,651)   $7,764
Cash flows from
 investing activities:
 Expenditures for
  property and
  equipment............      --      --     (2,648)        (88)           --    (2,736)
 Proceeds from sales of
  property and
  equipment............      --      --        161          --            --       161
 Acquisition of
  businesses, net of
  cash acquired........      --      --     (2,125)       (111)           --    (2,236)
 Loan to joint
  venture..............      --      --        (42)         --            --       (42)
                         ------  ------     ------        ----       -------    ------
  Net cash used in
   investing
   activities..........      --      --     (4,654)       (199)           --    (4,853)
Cash flows from
 financing activities:
 Proceeds from senior
  revolving notes......      --   7,670         --          --            --     7,670
 Payments made on
  senior revolving
  notes................      --  (3,213)        --          --            --    (3,213)
 Payments made on
  senior term notes....      --  (6,529)      (357)         --            --    (6,886)
 Proceeds from
  membership
  interests............     239                 --          --            --       239
 Payments made on
  capital lease
  obligations..........      --   1,062     (1,077)        (69)           --       (84)
 Intercompany loans....  (1,770)  1,158     (1,293)        135         1,770        --
                         ------  ------     ------        ----       -------    ------
  Net cash provided by
   (used in)
   financing
   activities..........  (1,531)    148     (2,727)         66         1,770    (2,274)
Effect of exchange
 rates on cash.........      --     (20)       (18)        (13)         (119)     (170)
                         ------  ------     ------        ----       -------    ------
Net increase (decrease)
 in cash and cash
 equivalents...........      --    (107)        69         505            --       467
Cash and cash
 equivalents, beginning
 of the year...........      --     634      2,788         256            --     3,678
                         ------  ------     ------        ----       -------    ------
Cash and cash
 equivalents, end of
 the year..............  $   --  $  527     $2,857        $761       $    --    $4,145
                         ======  ======     ======        ====       =======    ======

     --- --- --- --- --- ---

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

15. Guarantors of Debt (Continued)

  Consolidated Statements of Operations for the Eleven Months Ended March 31,
                                      1999

                                   Guarantor   Non-Guarantor
                         Company  Subsidiaries Subsidiaries  Eliminations  Total
                         -------  ------------ ------------- ------------ --------
Revenues:
  Product sales......... $   --     $ 90,246      $1,483       $(5,161)   $ 86,568
  Services..............     --       23,284         326           --       23,610
                         -------    --------      ------       -------    --------
    Total revenues......     --      113,530       1,809        (5,161)    110,178
Cost of revenues:
  Cost of products
   sold.................     --       70,694       1,101        (5,161)     66,634
  Cost of services......     --       14,753          75           --       14,828
                         -------    --------      ------       -------    --------
    Total cost of
     revenues...........     --       85,447       1,176        (5,161)     81,462
                         -------    --------      ------       -------    --------
    Gross profit........     --       28,083         633           --       28,716
Operating expenses:
  Selling, general and
   administrative.......   1,110      23,245         670           --       25,025
  Depreciation and
   amortization.........     --        2,143          58           --        2,201
                         -------    --------      ------       -------    --------
    Operating income
     (loss).............  (1,110)      2,695         (95)          --        1,490
Interest expense........     150       5,782          64           (64)      5,932
Interest income.........     --          (73)        --             64          (9)
Other income, net.......     --          166          12           --          178
Equity in loss of
 consolidated
 subsidiaries...........   4,906         --          --         (4,906)        --
                         -------    --------      ------       -------    --------
    Loss before
     provision for
     income taxes.......  (6,166)     (3,180)       (171)        4,906      (4,611)
Provision for income
 taxes..................     --        1,555         --            --        1,555
                         -------    --------      ------       -------    --------
    Net loss
     attributable to
     members ........... $(6,166)   $ (4,735)     $ (171)      $ 4,906    $ (6,166)
                         =======    ========      ======       =======    ========

Weigh-Tronix, LLC
Notes to Consolidated Financial Statements
(In thousands of U.S. Dollars unless otherwise indicated)
--------------------------------------------------------------------------------

15. Guarantors of Debt (Continued)

  Consolidated Condensed Statements of Cash Flows for the Eleven Months Ended
                                 March 31, 1999

                                                     Non-
                                     Guarantor    Guarantor
                          Company   Subsidiaries Subsidiaries Eliminations  Total
                          --------  ------------ ------------ ------------ --------
Net cash provided by
 (used in) operating
 activities.............  $   (425)   $ 11,067       $ 29       $   --     $ 10,671
Cash flows from
 investing activities:
  Expenditures for
   property and
   equipment............       --       (2,327)       (29)          --       (2,356)
  Proceeds from sales of
   property and
   equipment............       --           19         21           --           40
  Acquisition of the
   Acquired Companies,
   net of cash
   acquired.............   (14,500)    (67,300)       --          4,788     (77,012)
  Acquisition of
   businesses, net of
   cash acquired........       --         (923)       --            --         (923)
  Investment in joint
   venture..............       --          (59)       --            --          (59)
                          --------    --------       ----       -------    --------
    Net cash used in
     investing
     activities.........   (14,500)    (70,590)        (8)        4,788     (80,310)
Cash flows from
 financing activities:
  Proceeds from senior
   revolving notes......       --       23,135        --            --       23,135
  Payments made on
   senior revolving
   notes................       --       (8,225)       --            --       (8,225)
  Proceeds from senior
   term notes...........       --       30,000        --            --       30,000
  Payments made on
   senior term notes....       --         (950)       --            --         (950)
  Proceeds from senior
   subordinated term
   notes................       --       15,000        --            --       15,000
  Proceeds from
   membership
   interests............    14,925         --         --            --       14,925
  Payments made on
   capital lease
   obligations..........       --          --         (23)          --          (23)
                          --------    --------       ----       -------    --------
    Net cash provided by
     (used in) financing
     activities.........    14,925      58,960        (23)          --       73,862
Effect of exchange rates
 on cash................       --         (537)        (8)          --         (545)
                          --------    --------       ----       -------    --------
Net increase (decrease)
 in cash and cash
 equivalents............       --       (1,100)       (10)        4,788       3,678
Cash and cash
 equivalents, beginning
 of the period..........       --        4,522        266        (4,788)        --
                          --------    --------       ----       -------    --------
Cash and cash
 equivalents, end of the
 period.................  $    --     $  3,422       $256       $   --     $  3,678
                          ========    ========       ====       =======    ========

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                   MANAGEMENT

   The following table sets out information about the members of the board of managers of Weigh-Tronix, LLC and its executive officers.

Name                              Age                  Position
----                              ---                  --------
John J. McCann III*..............  56 Chairman and Chief Executive Officer
Laurence P. Gunning*.............  49 President, Avery Berkel
Roger W. Evans*..................  59 Managing Director, Salter Housewares
David R. Castle*.................  52 President, Weigh-Tronix, Inc.
Donald J. MacKenzie..............  33 Vice President and Chief Financial Officer
Richard Wilkinson................  34 Finance Director, Avery Berkel
Timothy J. Cooper................  42 Managing Director, Avery Berkel
Robin M. Richardson..............  41 Industrial Business Director, Avery Berkel
Bradley M. Bloom*................  48 Board Manager
D. Randolph Peeler*..............  36 Board Manager
Rowland T. Moriarty*.............  53 Board Manager

--------
* Denotes a member of the board of managers of Weigh-Tronix, LLC.

Directors

   John J. McCann III has been Chairman and Chief Executive Officer of Weigh-Tronix since 1998. From 1994 to 1998, he was the Chief Executive Officer of Staveley Inc., and was retained by the board of directors of Staveley Industries plc to restructure the Weigh-Tronix and Chronos group of companies. Mr. McCann has held a number of other positions, including President and Chief Executive Officer of Crane Canada Inc. He holds an MBA from Columbia University School of Business and a Bachelors degree from St. Anslem College.

   Laurence P. Gunning has been President of Avery Berkel since June 13, 2000. Prior to that he was Managing Director of Salter Weigh-Tronix since 1995. Prior to that he was Group Financial Controller of Staveley Industries plc and before that he held a number of financial positions with British Petroleum.
Mr. Gunning is a qualified FCA (Ireland) and he holds a Bachelors of Commerce degree from the University College, Dublin.

   Roger W. Evans has been Managing Director of Salter Housewares since 1992. Prior to that he was Sales Director and before that he was employed in a number of senior positions including Sales Director at William Levene Limited (Housewares) and Sales Manager at 3M Co. Limited. Mr. Evans has also been elected as a member of the Marketing Society.

   David R. Castle has been the President of Weigh-Tronix, Inc. since 1995. Prior to that he was vice president and General Manager of the Santa Rosa facility and before that he was employed by Cooper Industries and has held many other general management positions. Mr. Castle holds a BBA degree in industrial marketing from Western Michigan University.

   Bradley M. Bloom has been a non-executive manager of Weigh-Tronix since 1998. Mr. Bloom has been a managing director of Berkshire, a Boston-based investment firm, since 1984 and was also a founding partner at Berkshire, a Boston-based investment firm. Prior to that he was a partner of the Thomas H. Lee Company and was at the First National Bank of Boston. Mr. Bloom holds an AB in economics from Harvard College and an MBA from Harvard Business School.

   D. Randolph Peeler has been a non-executive manager of Weigh-Tronix since 1999. Mr. Peeler is a managing director of Berkshire, where he has been employed since 1996. From 1994 to 1996, he was co-founder of Health Advances, a privately owned health care services company. Prior to 1994, he served as chief of staff for the Assistant Secretary for Economic Policy in the U.S. Department of the Treasury and was a consultant with Cannon Associates and Bain & Co. Mr. Peeler holds a BA in public policy studies from Duke University and an MBA from Harvard Business School. He is director of Miami Cruisline Services, B.V. and Holmes Group, Inc.

   Rowland T. Moriarty has been a non-executive manager of Weigh-Tronix since 1999. Mr. Moriarty is also Chairman and Chief Executive Officer of Cubex Corporation, a post that he has held since 1981 and is a Director of Trammel Crow Company, Charles River Associates, Inc and Staples Inc. He has also been a professor at Harvard Business School. Mr. Moriarty holds a BA in biological sciences from Rutgers University, an MBA in marketing from The Wharton School and a Doctoral degree in marketing from Harvard University.

Officers

   Donald J. MacKenzie has been Vice President and Chief Financial Officer of Weigh-Tronix since June 1, 2000. From 1997 to June 2000, he was a Director of PricewaterhouseCoopers, LLP. Prior to that, he worked for Ernst & Young in its mergers and acquisitions group. Mr. MacKenzie holds a Bachelor of Science from the University of St. Andrews in Scotland.

   Richard Wilkinson has been Finance Director of Avery Berkel since 1999. From 1988 to 1999, he was Financial Controller of Avery Berkel's international businesses division. Prior to that he was a management accountant for Avery Berkel. Mr. Wilkinson is a qualified ACA (Institute of Chartered Accountants in England and Wales) and holds a BSc (Honours) degree in chemistry from the University of Nottingham.

   Timothy J. Cooper has been Managing Director of Avery Berkel since June 2000. From 1998 until then, he was International Business Director of Avery Berkel. From 1996 to 1998 he was General Manager of Avery Berkel, France. Prior to that he was International Sales Manager for Avery Berkel. Mr. Cooper holds a BA (Hons) degree in business studies from Lanchester Polytechnic.

   Robin M. Richardson has been Industrial Business Director of Avery Berkel since June 2000. From 1999 until then he was the Retail Business Director of Avery Berkel. Prior to that he was General Manager of Avery Berkel's retail business division. Prior to that he was a National Sales Manager for Avery Berkel. Mr. Richardson holds a BA (Hons) degree in American studies from Hull University.

   None of the managers or listed officers has specific terms of office.

The Board of Managers

   Weigh-Tronix, LLC's board of managers currently has seven members. Under its Operating Agreement, Weigh-Tronix, LLC is required to have a minimum of six managers. Managers are elected by members in a general meeting or by the board. With the exception of Rowland T. Moriarty, the current managers were appointed by the members upon vote at a general meeting. Managers may be removed without cause by resolution of the members but otherwise cannot be removed except for cause. Berkshire, pursuant to its right to designate two members to the board of managers, designated Messrs. Bloom and Peeler. Berkshire may at its option increase the size of the board and designate these additional members so that after giving effect to this increase a majority of the members of the board would be designated by Berkshire. Any vacancy created by the removal of a manager designated by Berkshire will be filled by Berkshire upon written notice to Weigh-Tronix, LLC. Mr. Moriarty is entitled to receive $5,000 per day for his services when acting as a manager plus out-of-pocket expenses. There are no other compensation arrangements for managers. For additional information regarding appointments to the Board of Managers, see Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS--APPOINTMENTS TO THE BOARD OF MANAGERS.

Item 11. EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

   The following table sets forth for the fiscal years ended March 31, 2001 and March 31, 2000 the compensation paid to the Chief Executive Officer and our next four most highly compensated executive officers during that period.

                                        Annual Compensation
                               -------------------------------------
Name and Principal                                   Other Annual        All Other
Weigh-Tronix Position     Year Salary($) Bonus($) Compensation($)(2) Compensation($)(3)
---------------------     ---- --------- -------- ------------------ ------------------
John J. McCann III......  2001  345,333      --            --             130,865
Chairman & Chief
 Executive Officer        2000  294,000   88,200           --               9,810

Donald J. MacKenzie(1)..  2001  166,667      --         39,262             12,927
Vice President & Chief
 Financial Officer        2000      --       --            --                 --

Laurence P. Gunning.....  2001  215,427      --            --             113,435
President, Avery Berkel   2000  159,040   47,024           --              14,577

David R. Castle.........  2001  225,000      --            --             153,808
President, Weigh-Tronix
 Inc.                     2000  203,700   61,110           --               6,477

Roger W. Evans..........  2001  140,000      --         21,425            115,348
Managing Director,
 Salter Housewares        2000  126,701   38,010        20,104              3,581

--------
(1) Mr. MacKenzie was appointed Vice President and Chief Financial Officer effective June 1, 2000.

(2) In conformity with applicable reporting thresholds, the amounts in this column include: for Mr. MacKenzie, reimbursement to Mr. MacKenzie for relocation costs of $35,033 in fiscal 2001; and for Mr. Evans, expenses relating to the use of a company owned car of $14,172 for fiscal 2001, and $12,793 for fiscal 2000.

(3) This column includes: for Mr. McCann, term life and disability insurance premium payments of $23,472 for fiscal 2001, and Company contributions under its 401(k) plan for fiscal 2001 and 2000 of $7,393 and $9,810, respectively; for Mr. MacKenzie, term life and disability insurance premium payments of $7,389 for fiscal 2001, and Company contributions under its 401(k) plan for fiscal 2001 of $5,538; for Mr. Gunning, Company contributions under a retirement benefit plan for fiscal 2001 and 2000 of $13,435 and $14,577, respectively; for Mr. Castle, term life insurance premiums of $46,450 for fiscal 2001, and Company contributions under its 401(k) plan for fiscal 2001 and 2000 of $7,358 and $6,477, respectively; and, for Mr. Evans, Company contributions under a retirement benefit plan for fiscal 2001 and 2000 of $15,348 and $3,581, respectively. This column also includes $100,000 for each of Messrs. McCann, Gunning, Castle and Evans in fiscal 2001, relating to Class F member interests that the Company has committed to issue (see Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS).

   Each of the named executive officers will be entitled to severance benefits if he is terminated or constructively terminated through diminution in job responsibilities or compensation following an acquisition. The severance benefit for termination without cause by the Company or for good reason in the case of Mr. McCann will be equal to (a) three times the annual salary in effect at the time of termination and (b) his annual performance bonus payable equal to that percentage of the calendar year during which Mr. McCann was employed by the Company, both payable pursuant to Weigh-Tronix LLC's normal payroll practices. The severance benefits for Messrs. MacKenzie, Gunning, Castle, and Evans will be equal to (a) twice the annual salary (or, with respect to Mr. MacKenzie, the amount of his annual salary) in effect at the time of termination and (b) their annual performance bonus payable equal to that percentage of the calendar year during which they were employed by the Company, both payable pursuant to Weigh-Tronix LLC's normal payroll practices. The named executive officers will also receive continued coverage under Weigh-Tronix LLC's medical benefit plans for one year following such termination or two years following termination in the case of Messrs. Gunning and Evans.

   For termination due to change of control the severance benefit for the named executive officers will be equal to the sum of (a) such officer's annual salary payable pursuant to Weigh-Tronix LLC's normal payroll practices and (b) continued coverage under Weigh-Tronix LLC's medical benefits plan for one year following such termination.

   Information with respect to fiscal years prior to the fiscal year ended March 31, 2000 is not provided. The registrant was not a reporting Company pursuant to Section 13(a) or 15(d) of the Exchange Act at any time prior to that fiscal year.

Board of Managers Compensation

   The members of the Company's board of managers are not presently compensated for their services as members of the board of managers, except that Rowland Moriarty is entitled to receive $5,000 per day for his services when acting as a manager, plus out-of-pocket expenses.

Compensation Committee Interlocks and Insider Participation

   Weigh-Tronix, LLC has a three-member compensation committee. The committee consists of John J. McCann III, Bradley M. Bloom and D. Randolph Peeler. Mr. McCann is the chairman and chief executive officer of Weigh-Tronix, LLC. Messrs. Bloom and Peeler are on the Board of Managers of Weigh-Tronix, LLC. Each of Messrs. Bloom and Peeler is a managing director of Berkshire and could be deemed to beneficially own those interests of Weigh-Tronix, LLC owned by Berkshire. Messrs. Bloom and Peeler disclaim beneficial ownership of these interests. In addition, for certain information concerning Berkshire's relationship with the Company, see Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table and the paragraphs that follow set forth information with respect to the beneficial ownership of membership interests of Weigh-Tronix, LLC as of June 30, 2001 by (a) all interest holders of Weigh-Tronix who own more than 5% of any class of membership interests; (b) each director who is an interest holder; (c) specific executive officers; and (d) all directors and executive officers as a group, as determined under Rule 13(d) under the Securities and Exchange Act of 1934.

   Membership interests are composed of five classes of members designated as Class A, Class B, Class C, Class D and Class E members. Each member is entitled to vote on all matters with the number of votes corresponding to each member's percentage interest. Class A members are entitled to 86.455% of all outstanding interests. Class B members are entitled to 1.874% of all outstanding interests. Class C members are entitled to 2.849% of all outstanding interests. Class D members are entitled to 2.206% of all outstanding interests. Class E members are entitled to 6.616% of all outstanding interests.

   The following table presents (a) the percentage of each class owned by the respective individuals and entities and (b) the aggregate interests owned by each individual or entity as a percentage of the total combined membership interests.

   Unless otherwise noted, the address for each executive officer and director of Weigh-Tronix, LLC is Weigh-Tronix, LLC, 101 Dyer Street, Suite 300, Providence, Rhode Island 02903.

  Name and Address of      Class A   Class B      Class C     Class D        Class E       Combined
    Beneficial Owner      Interests Interests    Interests Interests (i)  Interests (j)  Interests (k)
  -------------------     --------- ---------    --------- -------------  -------------  -------------
John J. McCann III......        *    30.000%                  29.994%        20.000%         3.138%
Laurence P. Gunning.....        *    23.333%(a)               23.335%(a)     15.556%(a)      2.371%
Roger W. Evans..........        *    23.333%                  23.335%        15.556%(c)      2.308%
David R. Castle.........        *    23.333%(b)               23.335%(b)     15.556%(b)      2.371%
Richard D. Goddard
Donald J. MacKenzie
Richard Wilkinson
Timothy J. Cooper
Robin R. Richardson
Gerald Boothroyd
Bradley M. Bloom (d)....   84.199%                                                          72.794%
D. Randolph Peeler (d)..   84.199%                                                          72.794%
Rowland T. Moriarty.....    2.015%                                                           1.742%
Berkshire Fund IV
 Investment Corp. (e)...   51.979%                                                          44.938%
Berkshire Fund V
 Investment Corp. (e)...   24.566%                                                          21.238%
Berkshire Investors, LLC
 (e)....................    7.654%                                                           6.618%
The Northwestern Mutual
 Life Ins. (f)..........                            100%                                     2.849%
W-T Investment, LLC
 (g)....................    2.012%                                           33.333%         3.945%
Marconi, Inc. (h).......    5.783%                                                           5.000%
All directors and
 officers as a group
 (13 persons)...........    3.978%      100%                     100%        66.667%        11.930%

--------
* Represents less than one percent.

(a) Includes interests beneficially owned by R&H Trust Co. [Jersey] Limited. Mr. Gunning disclaims beneficial ownership of these interests.
(b) Held by David R. Castle and Susan M. Castle.

(c) Includes interests beneficially owned by Nicholas' Trust dated May 8, 1998, Dominic's Trust dated May 7, 1998 and Discretionary Settlement dated May 6, 1998. Mr. Evans disclaims beneficial ownership of these interests.

(d) Includes the interests beneficially owned by Berkshire Fund IV Investment Corp., Berkshire Fund V Investment Corp. and Berkshire Investors, LLC. Messrs. Bloom and Peeler disclaim beneficial ownership of these interests. Messrs. Bloom and Peeler's address is c/o Berkshire Partners, LLC, One Boston Place, Suite 3300, Boston, Massachusetts 02108. Berkshire Partners is a Boston-based investment firm.

(e) This person's address is One Boston Place, Suite 3300, Boston, Massachusetts 02108. Berkshire Fund IV, Berkshire Fund V and Berkshire Investors, LLC are affiliates of Berkshire Partners LLC. They are managed and controlled by the managing members of Berkshire Partners LLC, who are Bradley Bloom, Jane Brock-Wilson, Kevin Callaghan, Chris Clifford, Carl Ferenbach, Garth Greimann, Ross Jones, Richard Lubin, Randy Peeler and Robert Small.

(f) This person's address is 720 East Wisconsin Avenue, Milwaukee, Wisconsin 53202-4797.

(g) This person's address is c/o Weigh-Tronix, LLC, 1000 Armstrong Drive, Fairmont, Minnesota 56031-1000. The managing members of W-T Investment, LLC are John J. McCann III, Robert Torre and Mark Ryndycz.

(h) Includes interests that may be obtained upon the exercise of the warrant issued to Marconi in connection with the merger. This person's address is c/o Marconi Data Systems, Inc., 1500 Mittel Boulevard Wood Dale, Illinois 60191-1073

(i) Under the Weigh-Tronix, LLC Second Amended and Restated Operating Agreement, these interests are subject to becoming conformed in the event that a Class D holder ceases to be an employee of Weigh-Tronix, LLC or one of its subsidiaries prior to the fourth anniversary of May 1, 1998. On each of the first through fourth anniversaries on which the holder remains an employee of the Company an additional twenty-five percent (25%) of the Class D interests of that holder will be released from being subject to becoming conformed. When an interest is conformed, the holder may no longer vote those conformed interests. If a Class D holder remains employed until immediately prior to consummation of a change of control, then effective immediately prior to that change of control, the Class D interests of that holder will no longer be subject to becoming a conformed interest.

(j) Under the operating agreement, portions of these interests are subject to becoming conformed in the event that Weigh-Tronix, LLC does not achieve specific financial targets. Additionally, if a Class E holder's employment by Weigh-Tronix, LLC or one of its subsidiaries terminates for any reason prior to achievement of the targets then all of the interests that are subject to becoming conformed will be conformed. If either (i) the Company for which a Class E holder works is sold to an unaffiliated third party, that holder offers to become an employee of the buyer for at least one year following the sale at a compensation level and with responsibilities substantially equivalent to the employee's immediately before the sale, and the buyer declines the offer of employment, or (ii) there is an internal reorganization or restructuring of Weigh-Tronix, LLC or its subsidiaries under which the holder's position is eliminated or materially changed, that holder offers to continue in the employ of the Company at a compensation level comparable to that employee's position immediately prior to the reorganization or restructuring, and to assume responsibilities appropriate for his expertise and abilities, and the Company declines that offer of employment, then the Class E interest of that Class E holder will continue to be eligible for release from becoming a conformed interest.

(k) Percentage of all classes of interests owned, weighted to reflect the percentage interests attributable to each class of membership interests.

   Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the interest beneficially owned by a person, equity subject to options held by that person that are currently exercisable or exercisable within 60 days of this report are deemed outstanding, but are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

Managers' Ownership Interests in Weigh-Tronix

   With respect to certain managers of Weigh-Tronix, LLC, the following table presents ownership of each class, individually by class and on an aggregate basis, as a percentage of the total combined membership interests.

                                                                            Combined
                          Class A   Class B   Class C   Class D   Class E  Membership
Name of Owner            Interests Interests Interests Interests Interests Interests
-------------            --------- --------- --------- --------- --------- ----------
John J. McCann III......   0.590%    0.562%     --       0.662%    1.323%    3.138%
Laurence P. Gunning
 (1)....................   0.390%    0.437%     --       0.515%    1.029%    2.371%
Roger W. Evans (2)......   0.390%    0.437%     --       0.515%    1.029%    2.308%
David. R. Castle (3)....   0.327%    0.437%     --       0.515%    1.029%    2.371%
Rowland T. Moriarty.....   1.742%      --       --         --        --      1.742%

--------
(1) Includes interests beneficially owned by R & H Trust Co. (Jersey) Limited. Mr. Gunning disclaims beneficial ownership of these interests.
(2) Includes interests beneficially owned by Nicholas' Trust dated May 8, 1998, Dominic's Trust dated May 7, 1998 and Discretionary Settlement dated May 6, 1998.
(3) Includes interests held by David R. Castle and Susan M. Castle.

   During fiscal 2001, the Company committed to issuing, in equal amounts to each of Messrs. McCann, Gunning, Evans and Castle, a further class of member interests--Class F, which will comprise 0.5% in the aggregate of the total of all member interests of the Company. The terms of these Class F interests have not been finalized and, therefore, are not included in either of the above tables.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Fees Relating to the Acquisition of Avery Berkel and Related Financing

   The Company has a management services agreement with Berkshire Investors, LLC ("Berkshire"), a Class A Member of the Company. Under the terms of the agreement, Berkshire provides management and advisory services to the Company for an annual fee of $500,000. The fee charged was $500,000 for the year ended March 31, 2001 and $200,000 for the year ended March 31, 2000 and the eleven months ended March 31, 1999. During the year ended March 31, 2001, the Company paid a fee of $1.7 million to Berkshire for providing advisory, management and consulting services regarding Weigh-Tronix, LLC, the consummation of the acquisition of Avery Berkel and financing thereof, its financial and business affairs, its relationship with its lenders and security holders, and the operation and expansion of its business. Berkshire also was reimbursed for $152,000 in expenses incurred by it in connection with the acquisition of Avery Berkel and financing thereof.

   In connection with the acquisition of Avery Berkel and financing thereof in June 2000, the Company has committed to issuing in equal amounts to John J. McCann III, Laurence P. Gunning, Roger W. Evans and David R. Castle a total of $0.4 million of Class F member interests in Weigh-Tronix, LLC. In connection therewith, Weigh-Tronix, LLC recorded compensation expense in the year ended March 31, 2001.

   At the time of the acquisition of Avery Berkel in June 2000, Weigh-Tronix, LLC issued $450,000 of new member interests to members of management. In connection therewith, Weigh-Tronix, LLC granted various loans to members of management and certain employees on a recourse basis totaling $380,000, in exchange for membership interests in Weigh-Tronix, LLC. The notes bear interest at an annual rate of 8%, which is payable annually. The notes have no stated maturity date but become due and payable if the employee leaves Weigh-Tronix, LLC. Collectively, John J. McCann, Laurence R. Gunning, Donald J. MacKenzie, Timothy J. Cooper and Robin M. Richardson received $245,000 of these loans. The remaining $135,000 of loans were granted to 11 members of Weigh-Tronix, LLC and do not include executive officers, directors, board members, or affiliates.

Members Agreement

   Weigh-Tronix, LLC and (a) each of the management members, which includes John J. McCann III, Roger W. Evans, David R. Castle, and Laurence P. Gunning,
(b) each of the Berkshire members, which includes Berkshire Fund IV, L.P., Berkshire Fund V Investment Corp. and Berkshire Investors LLC (c) each of the investors, which includes The Northwestern Mutual Life Insurance Company, the Craig L. Burr 1986 Children's Trust, Sunapee Securities Inc., Squam Lake Investor's 111, L.P. and BancBoston Investments, Inc. along with the Berkshire members are parties to an Amended and Restated Members Agreement dated June 13, 1998. The management members, Marconi and the investors are together referred to as the "members".

   Under the members agreement, the management members and investors agreed to specific restrictions on the transfer of membership interests in Weigh-Tronix, LLC. They include: (a) a right of first refusal on any shares of Weigh-Tronix, LLC to be transferred by a member; (b) a right of co-sale so that the investors may join in any transfer of membership interests by a management member to any third party; and (c) a right of repurchase so that Weigh-Tronix, LLC has the right to buy back a management member's membership interest in the event that the employment of that management member is terminated by Weigh-Tronix, LLC or any of its subsidiaries. In addition, each member has the right, subject to specific exceptions, to purchase its pro rata share of any new securities proposed to be sold by Weigh-Tronix, LLC to a third party.

   In the event that Weigh-Tronix, LLC has not completed a public offering of its common stock or a sale of substantially all its assets or voting control by December 31, 2005, investors holding Class C membership interests of Weigh-Tronix, LLC may require that the Company redeem all outstanding Class C membership interests. The price to be paid on the redemption shall be the fair market value of these interests as determined under the members agreement.

Appointments to the Board of Managers

   Under the members agreement, the Board of Managers of Weigh-Tronix, LLC consists of two managers designated by the Berkshire members, four managers designated by the management members and one manager designated by mutual agreement of the parties. Bradley M. Bloom and D. Randolph Peeler have been elected as the Berkshire representatives and John J. McCann III, Laurence P. Gunning, Roger W. Evans and David R. Castle have been elected as the management representatives. Rowland T. Moriarty has been elected by mutual agreement of the management members and Berkshire members. The Berkshire members may at any time increase the numbers of managers they are entitled to designate on the board of managers so that after giving effect to this increase a majority of the members of the board of managers shall have been designated by the Berkshire members. The members agreement also calls for the establishment of a compensation committee and an audit committee.

Matters Requiring Consent

   Under an operating agreement by and among the members dated May 1, 1998, specific corporate actions of Weigh-Tronix, LLC require the prior written consent of the holders of at least 75% in interest of the outstanding Class A membership interests. These actions include the sale, lease or disposal of all or substantially all of the assets of Weigh-Tronix, LLC, a material change in the nature of its business or the issue, sale, repurchase or redemption of any interests, options, warrants or other securities of Weigh-Tronix, LLC.

Warrants

   As part of the consideration for the acquisition of Avery Berkel, Marconi was granted warrants to subscribe for up to 5% of the fully diluted ownership interest of Weigh-Tronix, LLC (calculated as at June 13, 2000). The aggregate value of warrants (based on the Black-Scholes model) is approximately (Pounds)0.8 million. Marconi was also granted, as additional consideration for its subscription of the preferred member interest, the right to exercise warrants for 50% of the attributable cost paid by Berkshire for the underlying equity, rather than 100% as originally agreed.

Preferred Member Interest

   In connection with and as part of the financing for the acquisition of Avery Berkel, Marconi, the seller of Avery Berkel, agreed to subscribe (or to procure that one of its affiliates will subscribe) for (Euro)10.0 million of the preferred member interests of Weigh-Tronix, LLC, which are exchangeable at the option of Weigh-Tronix, LLC or the holders of the preferred member interests for exchange notes of SWT Finance subject to certain conditions. The exchange notes will be substantially identical to and will rank equally with the Notes. If an exchange takes place immediately prior to the maturity of the Notes, the exchange notes could have an aggregate principal amount of as much as
(Euro)38.5 million upon issuance in year 2010.

Guarantee Under the Senior Credit Agreement

   Pursuant to the second amendment, dated February 15, 2001, to the Senior Credit Agreement, Berkshire agreed to guarantee the payment of between $8.0 million and $10.0 million due under the Senior Credit Agreement, depending upon
(i) the ratio of the amount outstanding under the senior credit facility at the close of any fiscal quarter to the aggregate of the Company's EBITDA (as defined under the Senior Credit Agreement) for the previous four consecutive fiscal quarters; and (ii) the breach by the Company of one or more specified financial covenants. The guarantee will terminate if: (1) it does not become effective, as provided above, on or prior to March 31, 2002; or (2) the ratio described in clause (i) of the previous sentence is below a level specified in the guarantee at the end of any fiscal quarter.

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following financial statements of Weigh-Tronix, LLC are included in
    Item 8 of this report:

    Report of Independent Accountants
    Audited Consolidated Balance Sheets as of March 31, 2001 and 2000 Audited Consolidated Statements of Operations for the years ended March
       31, 2001 and 2000 and the eleven months ended March 31, 1999
    Audited Consolidated Statements of Changes in Members' Equity for the years ended March 31, 2001 and 2000 and the eleven months ended March 31, 1999
    Audited Consolidated Statements of Cash Flows for the years ended March
       31, 2001 and 2000 and the eleven months ended March 31, 1999
    Notes to Audited Consolidated Financial Statements


    All financial statement schedules have been omitted because they are either not required or because the required information is set forth in the Consolidated Financial Statements or Notes thereto.

(b) Reports on Form 8-K

     None

(c) Exhibits

    The response to this portion of Item 14 is submitted as a separate section of this report. See Exhibit Index on page E-1.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned , thereunto duly authorized.

                                          WEIGH-TRONIX, LLC

                                          By     /s/ John J. McCann, III
                                             ----------------------------------
                                                    John J. McCann III
                                                  Chief Executive Officer
DATE: July 16, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----

By: /s/ John J. McCann III           Chairman, Chief Executive       July 16, 2001
   --------------------------------   Officer and Director
         John J. McCann III           (Principal Executive
                                      Officer)

By: /s/ Donald J. MacKenzie          Vice President and Chief        July 16, 2001
   --------------------------------   Financial Officer
        Donald J. MacKenzie           (Principal Financial
                                      Officer and Acting
                                      Principal Accounting
                                      Officer)

By: /s/ Bradley M. Bloom             Director                        July 16, 2001
   --------------------------------
          Bradley M. Bloom

By: /s/ David R. Castle              Director                        July 16, 2001
   --------------------------------
          David R. Castle

By: /s/ Roger W. Evans               Director                        July 16, 2001
   --------------------------------
           Roger W. Evans

By: /s/ Laurence P. Gunning          Director                        July 16, 2001
   --------------------------------
        Laurence P. Gunning

By: /s/ Rowland T. Moriarty          Director                        July 16, 2001
   --------------------------------
        Rowland T. Moriarty

By: /s/ D. Randolph Peeler           Director                        July 16, 2001
   --------------------------------
         D. Randolph Peeler

                                 EXHIBIT INDEX

   The following designated exhibits are, as indicated below, either filed herewith or have heretofore been filed with the Securities and Exchange Commission under the Securities Act of 1933 or the Securities Exchange Act of 1934 and are referred to and incorporated herein by reference to such filings.

                                    Exhibit

      2.1      Share Sale and Purchase Agreement in respect of Avery
               Berkel between Marconi Corporation PLC and Weigh-Tronix UK
               Limited (1)
      3.1      Certificate of Formation of Weigh-Tronix, LLC (1)
      4.1      Indenture by and among SWT Finance B.V. as Issuer, Weigh-
               Tronix, LLC, Certain Other Guarantors and Bankers Trust
               Company as Trustee, Registrar and Paying Agent dated as of
               June 13, 2000 (1)
      4.2      Form of SWT Finance B.V. 12.5% Senior Subordinated Note
               due 2010 (1)
      4.3      Supplemental Indenture by and among SWT Finance, B.V,
               Weigh-Tronix, LLC, Bankers Trust Company and additional
               Guarantors, dated as of June 13,2000 (1)
     10.1      Amended and Restated Credit Agreement among Weigh-Tronix,
               LLC, SWT Finance B.V. and Weigh-Tronix Canada, ULC, as
               Borrowers, The Several Lenders from Time to Time Parties
               Hereto, Lehman Brothers Inc., as Sole Advisor, Lehman
               Brothers Inc. and FleetBoston Robertson Stephens Inc., as
               Arrangers, Lehman Commercial Paper Inc., as Syndication
               Agent and Fleet National Bank, as Administrative Agent and
               Security Agent, dated as of June 13 ,2000 (1)
     10.2      Amended and Restated Members' Agreement dated as of June
               13, 2000 (1)
     10.3      Registration Rights Agreement among SWT Finance B.V.,
               Weigh-Tronix, LLC, the Guarantors and Lehman Brothers In-
               ternational dated as of June 13, 2000 (1)
     10.4      Warrant Agreement between Weigh-Tronix, LLC and Marconi,
               Inc. dated as of June 13, 2000 (1)
     10.5      Guarantee and Collateral Agreement made by Weigh-Tronix,
               LLC and certain of its subsidiaries in favor of Fleet Na-
               tional Bank, dated as of June 13, 2000 (1)
     10.6      Subscription Agreement between Marconi, Inc. and weigh-
               Tronix, LLC, dated June 13, 2000 (1)
     10.7      Fixed and Floating Security Document credited by the GEC
               Avery companies, as the Chargors, in favor of Fleet Na-
               tional Bank, as Security Agent dated as of June 13, 2000
               (1)
     10.8      Fixed and Floating Security Document created by the Salter
               Weigh-Tronix companies, as the Chargors, in favor of Fleet
               National Bank, as Security Agent dated June 13, 2000 (1)
     10.9      Debenture Pledge Agreement by and among Weigh-Tronix Cana-
               da, ULC, as Obligor and Fleet National Bank, as Collateral
               Agent dated as of June 13, 2000 (1)
     10.10     Demand Debenture by and among Weigh-Tronix Canada, ULC as
               corporation and Fleet National Bank, as holder dated as of
               June 13, 2000 (1)
     10.11     Amended and Restated Security Agreement by Weigh-Tronix
               Canada, ULC, as Obligor and Fleet National Bank, as Col-
               lateral Agent dated as of June 13, 2000 (1)
     10.12     Amended and Restated Guarantee by and among Weigh-Tronix
               Canada, ULC, as Guarantor, to and in favor of the Lenders
               Party to the Amended and Restated Credit Agreement and the
               Counterparties to the specified Hedge Agreements, as Se-
               cured Creditors, and Fleet National Bank, as Collateral
               Agent dated as of June 13, 2000 (1)
     10.13     Securities Pledge Agreement made by SWT Holdings B.V., the
               Obligor, to and in favor of Fleet National Bank dated as
               of June 13, 2000 (1)
     10.14     Securities Pledge Agreement between Berkel Inc., as Obli-
               gor and Fleet National Bank, as Collateral Agent dated as
               of June 13, 2000 (1)
     10.15     Debenture Pledge Agreement between Berkel Products Co.,
               Limited, as Obligor and Fleet National Bank, as Collateral
               Agent dated as of June 13, 2000 (1)


     10.16     Security Agreement between Berkel Products Co., Limited as
               Obligor and Fleet National Bank, as Collateral Agent dated as of June 13, 2000 (1)
     10.17 Demand Debenture between Berkel Products Co., Limited as corporation and Fleet National Bank, as Holder dated as of June 13, 2000 (1)
     10.18 Guarantee between Berkel Products Co., Limited as Guaran-tor to and in favor of the Lenders to the Amended and Re-stated Credit Agreement and the Counterparties to the Specified Hedge Agreements, as Secured Creditors and Fleet
               National Bank, as Collateral Agent dated as of June 13,
               2000 (1)
     10.19     Second Amendment, dated as of February 15, 2001, to
               Amended and Restated Credit Agreement, dated as of June
               13, 2000 (including Guarantee) (2)
     10.20     Third Amendment, dated as of June 29, 2001, to Amended and
               Restated Credit Agreement, dated as of June 13, 2000 (in-cluding Guarantee Amendment)*
     10.21     Executive Employment and Non-Competition Agreement between
               Weigh-Tronix Acquisition Corp. and John J. McCann, III, dated as of May 1, 1998*
     21.1      Subsidiaries of the Registrant*

--------
(1) Incorporated herein by reference to the exhibits to the Registrant's S-4 Registration Statement No. 333-43390 filed with the Securities and Exchange Commission.
(2) Incorporated herein by reference to the exhibits to the Registrant's Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2000. Portions of this exhibit have been omitted and separately filed with the Commission pursuant to a request for confidential treatment under Rule 24b-2.
* Filed herewith