Form 10-Q
period 2001-06-30
WEIGH TRONIX LLC
filed 2001-08-14
CIK 1119746

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                               ----------------
                                   FORM 10-Q

                               ----------------

[XQUARTERLY]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                For the quarterly period ended June 30, 2001

                                      OR

[_TRANSITION]REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934

                For the transition period from        to

                       Commission File Number 333-43390

                               Weigh-Tronix, LLC
            (Exact name of Registrant as specified in its charter)

                          Delaware                            06-1510936
        (State or other jurisdiction of incorporation      (I.R.S. Employer
                      or organization)                  Identification Number)

                          101 Dyer Street, Suite 300
                        Providence, Rhode Island 02903
                   (Address of principal executive offices)

                                (401) 272-4402
             (Registrant's telephone number, including area code)

                               ----------------

  Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X] NO [_]

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               WEIGH-TRONIX, LLC

       QUARTERLY REPORT ON FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2001

                               Table of Contents

                                                                                                   Page
                                                                                                   ----
PART I FINANCIAL INFORMATION
Item 1.  Unaudited Financial Statements
         Consolidated Balance Sheets as of June 30, 2001 and March 31, 2001.......................   3
         Consolidated Statements of Operations for the three months ended June 30, 2001 and 2000..   4
         Consolidated Statements of Cash Flows for the three months ended June 30, 2001 and 2000..   5
         Notes to Unaudited Consolidated Financial Statements.....................................   6
Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations....  18
Item 3.  Quantitative and Qualitative Disclosures About Market Risk...............................  28
PART II OTHER INFORMATION
Item 6.  Exhibits and Reports on Form 8-K.........................................................  29
Signatures.......................................................................................   30

                         PART I--FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS

WEIGH-TRONIX, LLC

                     UNAUDITED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                             March 31,
                                                   June 30,    2001
                                                     2001    (Audited)
                                                   --------  ---------
Assets
Current assets:
  Cash and cash equivalents......................  $  5,082  $  9,054
  Accounts receivable, net of allowances of $554
   and $742, respectively........................    69,409    69,428
  Inventories, net...............................    63,377    60,733
  Prepaid expenses and other current assets......     4,950     4,817
  Deferred income taxes..........................     4,523     3,905
                                                   --------  --------
    Total current assets.........................   147,341   147,937
Property, plant and equipment, net of accumulated
 depreciation of $12,809 and $12,297,
 respectively....................................    42,005    43,604
Intangibles, net of accumulated amortization of
 $10,382 and $8,670, respectively................   108,179   110,372
Deferred financing costs, net....................    10,270    10,775
Investment in unconsolidated joint ventures......     4,345     3,843
Other long-term assets...........................     5,280     5,323
                                                   --------  --------
  Total assets...................................  $317,420  $321,854
                                                   ========  ========
Liabilities, Mandatorily Redeemable Membership Interests and
 Members' Equity
Current liabilities:
  Current portion of long-term debt..............  $  3,412  $  3,031
  Accounts payable...............................    30,741    28,094
  Accrued expenses...............................    36,605    41,015
  Deferred service contract revenue..............    22,264    20,717
                                                   --------  --------
    Total current liabilities....................    93,022    92,857
Long-term debt...................................   185,697   185,784
Other long-term obligations......................    10,666    10,298
Deferred income taxes............................     9,163    10,694
                                                   --------  --------
    Total liabilities............................   298,548   299,633
Commitment and contingencies
Minority interest................................     2,973     3,221
Mandatorily redeemable membership interests:
  Class A membership interests, subject to put
   option, at cost...............................     1,139     1,139
  Class C membership interests, subject to put
   option, at fair value.........................       --        --
  Preferred member interest (at liquidation
   preference), including accrued dividends of
   $1,136 and $871, respectively.................    10,396    10,131
                                                   --------  --------
    Total mandatorily redeemable membership
     interests...................................    11,535    11,270
Members' equity:
  Membership interests...........................    54,410    54,410
  Additional paid-in capital.....................     5,438     5,438
  Subscription note receivable...................      (380)     (380)
  Unearned compensation..........................      (159)     (204)
  Accumulated deficit............................   (48,906)  (45,255)
  Accumulated other comprehensive loss...........    (6,039)   (6,279)
                                                   --------  --------
  Members' equity................................     4,364     7,730
                                                   --------  --------
    Total mandatorily redeemable membership
     interests and members' equity...............    15,899    19,000
                                                   --------  --------
    Total liabilities, mandatorily redeemable
     membership interests and members' equity....  $317,420  $321,854
                                                   ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

                               WEIGH-TRONIX, LLC

                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                               Quarter Ended
                                                                 June 30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
Revenues:
Product sales................................................ $49,331  $31,261
Services.....................................................  29,187   12,261
                                                              -------  -------
  Total revenues.............................................  78,518   43,522
Cost of revenues:
Cost of products sold........................................  34,914   22,683
Cost of services.............................................  12,651    9,420
                                                              -------  -------
  Total cost of revenues.....................................  47,565   32,103
                                                              -------  -------
  Gross profit...............................................  30,953   11,419
Operating expenses:
Selling, general and administrative..........................  27,413   12,032
Depreciation and amortization................................   3,780    1,228
Restructuring charge.........................................     493      --
                                                              -------  -------
  Operating income (loss)....................................    (733)  (1,841)
Interest expense.............................................   5,539    2,280
Interest income..............................................     (92)     (51)
Other income, net............................................  (2,382)     (25)
Equity in income of unconsolidated joint venture.............    (254)     --
                                                              -------  -------
  Loss before provision (benefit) for income taxes, minority interest in net loss of subsidiary and extraordinary
   item......................................................  (3,544)  (4,045)
Income tax benefit...........................................     (16)     (68)
Minority interest in net income (loss) of subsidiary.........    (142)      46
                                                              -------  -------
  Income (loss) before extraordinary item and dividend on
   preferred member interest.................................  (3,386)  (4,023)
Extraordinary loss, net of income tax benefit of $66.........     --     2,549
                                                              -------  -------
Loss before dividends on preferred member interest...........  (3,386)  (6,572)
Dividends accrued on preferred member interest...............     265       54
                                                              -------  -------
Net loss attributable to members............................. $(3,651) $(6,626)
                                                              =======  =======


   The accompanying notes are an integral part of the consolidated financial statements.

                               WEIGH-TRONIX, LLC

                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Quarter Ended
                                                                June 30,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
Cash flows from operating activities:
 Net income (loss) available (attributable) to members..... $ (3,651) $ (6,626)
 Adjustments to reconcile net income (loss) to net cash
  provided by (used in ) operating activities:
 Extraordinary loss, net of income tax benefit.............      --      2,549
 Depreciation and amortization.............................    4,195     1,801
 Amortization of the inventory fair value adjustment.......      --      2,416
 Restructuring charges.....................................      493       --
 Equity in income of unconsolidated joint ventures.........     (254)      --
 Membership equity interest compensation...................       45     1,714
 Interest expense, deferred financing costs................      464       241
 Minority interest in net loss of subsidiary...............     (142)       46
 Deferred income taxes.....................................   (1,458)     (511)
 Dividends on preferred member interest....................      265        54
 (Gain) loss on disposal of property and equipment ........      (89)      --
 Unrealized (gain) loss on foreign currency translation....   (3,572)       47
 Changes in operating assets and liabilities, net of
  effect of acquisitions:
  Accounts receivable......................................   (1,476)    3,169
  Inventories..............................................   (2,886)      (49)
  Prepaid expenses and other current assets................       29      (207)
  Accounts payable.........................................    5,400    (3,758)
  Accrued expenses and deferred revenue....................   (4,412)   (1,837)
  Other liabilities........................................      109       --
                                                            --------  --------
   Net cash used in operating activities...................   (6,940)     (951)
Cash flows from investing activities:
 Expenditures for property and equipment...................   (1,380)     (698)
 Proceeds from sales of property and equipment.............      581        11
 Acquisitions of businesses, net of cash acquired..........      --   (163,783)
                                                            --------  --------
   Net cash used in investing activities...................     (799) (164,470)
Cash flows from financing activities:
 Payments made on former senior revolving credit notes.....      --    (18,235)
 Payments made on former senior term notes.................      --    (22,252)
 Payments made on former senior subordinated notes.........      --    (15,000)
 Proceeds from term loans related to the Senior Credit
  Agreement................................................      --     70,000
 Payments made on term loans related to the Senior Credit
  Agreement................................................     (450)      --
 Proceeds from the revolving credit portion of the Senior
  Credit Agreement.........................................   22,452    29,000
 Payments made on the revolving credit portion of the
  Senior Credit Agreement..................................  (18,232)      --
 Proceeds from the Senior Subordinated Notes due on June 1,
  2010.....................................................      --     95,891
 Proceeds from membership interests........................      --     39,461
 Proceeds from preferred member interest...................      --      9,260
 Payments made on capital lease obligations................       (6)       (8)
 Deferred financing costs..................................      --    (11,262)
                                                            --------  --------
   Net cash provided by financing activities...............    3,764   176,855
Effects of exchange rates on cash and cash equivalents.....        3      (442)
                                                            --------  --------
Increase (decrease) in cash and cash equivalents...........   (3,972)   10,992
Cash and cash equivalents, beginning of the period.........    9,054     4,145
                                                            --------  --------
Cash and cash equivalents, end of the period...............    5,082  $ 15,137
                                                            ========  ========
Supplemental cash flow information:
 Cash paid for interest.................................... $  7,683  $  1,842
 Cash paid for income taxes................................ $    406  $    249

   The accompanying notes are an integral part of the consolidated financial statements.

                               WEIGH-TRONIX, LLC

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

1. Basis of Presentation

  Weigh-Tronix, LLC (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company" or "Weigh-Tronix"). The Company's fiscal year-end is March 31. The accompanying unaudited consolidated financial statements include the consolidated accounts of Weigh-Tronix, LLC and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position, results of operations and cash flows.

  Results for the three months ended June 30, 2001 are not necessarily indicative of the results expected for the fiscal year ended March 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The March 31, 2001 balance sheet contained herein has been derived from the Company's audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain prior year amounts have been reclassified to conform to the current period presentation.

2. Acquisition of Avery Berkel

  During the three months ended June 30, 2001, $1,010 of cash was paid for purchase accounting liabilities related to the acquisition of all of the outstanding stock of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel" and together, "Avery Berkel") on June 13, 2000. The following table summarizes activity with respect to purchase accounting liabilities during the quarter:

                                             Employee    Costs to
                                            Termination    Exit    Other
                                               Costs    Businesses Costs Total
                                            ----------- ---------- ----- ------
   Balance at March 31, 2001...............   $2,657      $1,124   $623  $4,404
   Provisions recorded.....................      193         --     --      193
   Cash payments...........................     (875)       (135)   --   (1,010)
                                              ------      ------   ----  ------
     Balance at June 30, 2001..............   $1,975      $  989   $623  $3,587
                                              ======      ======   ====  ======

  The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next 10 years. Nine former Avery Berkel facilities have been closed and approximately 340 former Avery Berkel employees have been terminated as of June 30, 2001. The Company finalized its business integration plans with respect to its Indian operations during the quarter ended June 30, 2001 and, accordingly, recorded $193 in additional purchase accounting liabilities during the quarter with respect to employee termination costs for 147 employees. The communication of the employee termination costs to these employees occurred prior to June 13, 2001. Goodwill associated with the Avery Berkel acquisition and the related amortization were impacted as a result of these purchase accounting adjustments.

3. Restructuring

  The following table summarizes activity during the quarter ended June 30, 2001 with respect to reserves recorded in connection with the restructuring of certain of the historic Weigh-Tronix business operations that commenced in fiscal 2001:

                               WEIGH-TRONIX, LLC

                                (In Thousands)


                                           Employee    Costs to
                                          Termination    Exit    Other
                                             Costs    Businesses Costs  Total
                                          ----------- ---------- -----  ------
   Balance at March 31, 2001.............    $ 40       $1,082   $570   $1,692
   Provisions recorded...................     346          --     147      493
   Cash payments.........................     (40)         (31)  (147)    (218)
                                             ----       ------   ----   ------
     Non-cash balance at June 30, 2001...    $346       $1,051   $570   $1,967
                                             ====       ======   ====   ======

  The Company's exit plan incorporates the planned closing of one manufacturing facility, eight service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately 96 employees were terminated as of June 30, 2001.

  An additional restructuring charge of approximately $493 was recorded in the three months ended June 30, 2001 due to the planned closure of the Company's manufacturing facility in Santa Rosa, California. Approximately $346 was recorded with respect to involuntary termination costs and $147 with respect to the impairment of long lived assets.

  In July 2001 the Company communicated additional employee terminations to approximately 262 employees as a result of the restructuring plan in India. These costs, totaling approximately $1,800, will be recorded as a restructuring charge in the second quarter of fiscal 2002.

4. Long-term Debt

  Long-term debt at June 30, 2001 is as follows:

                                                                        Interest
                                                                        Rate as
                                                                        of June
                                                                        30, 2001
                                                                        --------
   U.S. senior revolving note................................. $ 22,535   7.47%
   U.K. senior revolving note.................................   13,561   8.98%
   U.S. senior tranche A term loan............................   28,500   7.47%
   U.S. senior tranche B term loan............................   37,973   7.97%
   Canadian senior term note B................................    1,727   7.97%
   12.5% senior subordinated term notes.......................   84,740  12.50%
   Capital leases.............................................       73
                                                               --------
   Total debt.................................................  189,109
   Less: current portion......................................    3,412
                                                               --------
   Long-term debt............................................. $185,697
                                                               ========

  On June 29, 2001, the Company and its lenders executed a third amendment to the Company's Amended and Restated Credit Agreement (the "Senior Credit Agreement"). This amendment includes revisions to definitions of certain financial covenants included in the Senior Credit Agreement for clarification purposes. This amendment was effective upon execution. The interest rates on the credit facility under the Senior Credit Agreement were increased by 0.5%, effective from the date of the amendment, and the Company was charged an administrative fee of 0.25% of the full amount of its credit facility.

  The Company had total letters of credit and guarantees outstanding as of June 30, 2001 of approximately $4,200.

Preferred Member Interest

  In connection with the Avery Berkel acquisition on June 13, 2000, the Company issued (Euro)10.0 million of preferred member interest pursuant to a subscription agreement (the "Subscription Agreement") between the

                               WEIGH-TRONIX, LLC

                                (In Thousands)

Company, SWT Finance, B.V. (the "Issuer" of the 12 1/2% senior subordinated notes due 2010 (the "Notes")) and Marconi Corporation plc. The Subscription Agreement was a private transaction not subject to the requirements of the Securities Act of 1933 or 1934. The holder of the preferred member interest is entitled to dividends at a rate per annum equal to 12.0% through and including June 1, 2005, 15.0% from June 2, 2005 through and including December 1, 2005, and thereafter increasing by fifty basis points at the beginning of each subsequent six month period up to a maximum rate of 18.0%, in each case calculated on liquidation preference per preferred member interest. Dividends are cumulative and payable annually on each June 1, commencing on June 1, 2001.

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

  The preferred member interest, with respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix, rank junior and are subordinated in right of payment to the prior payment in full of the Notes, amounts outstanding under the Senior Credit Agreement ("Senior Debt") and all other debt liabilities and obligations of Weigh-Tronix. The exchange notes issuable upon exchange of the preferred member interest will rank pari passu with the Notes.

  In the event of bankruptcy, liquidation or reorganization of the Company, the assets of Weigh-Tronix will be available to pay obligations on the Preferred Member Interest only after all holders of the Notes, the Senior Debt and all other debt liabilities and obligations have been paid.

5. Inventories

  The components of net inventories are as follows:

                                                    June 30, 2001 March 31, 2001
                                                    ------------- --------------
   Raw materials...................................    $ 7,993       $ 7,662
   Work in process.................................     13,162        13,014
   Finished goods..................................     42,222        40,057
                                                       -------       -------
                                                       $63,377       $60,733
                                                       =======       =======

6. Income Taxes

  The Company has recorded a tax benefit of $16 for the three months ended June 30, 2001. The Parent is a limited liability company and is thus not directly subject to U.S. federal or state income taxes. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit of $1,549 for the three months ended June 30, 2001. A tax provision of $1,533 was recorded for the three months ended June 30, 2001 with respect to the Company's other foreign subsidiaries. No tax benefit has been recorded with respect to U.S. consolidated tax losses for the three months ended June 31, 2001. The Company recorded a tax benefit of $68 for the three months ended June 30, 2000. A tax benefit of $142 was recorded with respect to the Company's subsidiaries in the United Kingdom, offset by an income tax expense of $74 with respect to its Canadian subsidiary. A valuation allowance has been established for the tax benefits of all net operating loss carryforwards, except for those in jurisdictions with indefinite carryforward periods, and for those deductible temporary differences in jurisdictions where the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

                               WEIGH-TRONIX, LLC

                                (In Thousands)


7. Comprehensive Income (Loss)

  Comprehensive income (loss) and its components are as follows:

                                                             Three Months
                                                            Ended June 30,
                                                            ----------------
                                                             2001     2000
                                                            -------  -------
   Income (loss) before dividends on Preferred Member
    Interest............................................... $(3,386) $(6,572)
   Other comprehensive income (loss):
   Foreign currency translation adjustment.................     240     (798)
                                                            -------  -------
   Comprehensive (loss).................................... $(3,146) $(7,370)
                                                            =======  =======

8. Segment Information

  The Company is organized for management purposes into three reportable business segments: the North American Industrial division, the Rest of the World division and the Consumer division. The Company evaluates performance and allocates resources based on operating income. The reporting segments follow the same accounting policies as Weigh-Tronix's consolidated financial statements as described in the annual audited consolidated financial statements. Following is a tabulation of the business segment information for each of the periods presented.

                           North     Rest of
                          American    World              Corporate   Inter-   Consolidated
                         Industrial Industrial Consumer  and Other  segment      Total
                         ---------- ---------- --------  ---------  --------  ------------
Three months ended
 June 30, 2001
External product
 revenues...............  $13,181    $ 29,991  $ 6,159   $    --                $ 49,331
External service
 revenues...............    3,576      25,611      --         --                  29,187
                          -------    --------  -------   --------               --------
Total external
 revenues...............   16,757      55,602    6,159        --                  78,518
Intersegment revenues...    1,436         342      --         --                   1,778
Gross profit............    5,721      23,279    1,953        --                  30,953
Operating income
 (loss).................      806        (747)     357     (1,149)                  (733)
Three months ended
 June 30, 2000
External product
 revenues...............  $13,433    $ 13,170  $ 4,658   $    --                $ 31,261
External service
 revenues...............    3,671       8,590      --         --                  12,261
                          -------    --------  -------   --------               --------
Total external
 revenues...............   17,104      21,760    4,658        --                  43,522
Intersegment revenues...      927         649      --         --                   1,576
Gross profit............    5,444       4,613    1,362        --                  11,419
Operating income
 (loss).................      905          68      (14)    (2,800)                (1,841)
June 30, 2001
Long-lived assets.......   26,277     139,546    2,905      1,351                170,079
Total assets............   92,312     393,819   14,524    330,388   (513,623)    317,420
March 31, 2001
Long-lived assets.......   26,717     130,444    2,930     13,826        --      173,917
Total assets............   92,294     268,615   13,947    499,150   (552,152)    321,854
Three months ended
 June 30, 2001
Capital expenditures....      195       1,066       10        109        --        1,380
Three months ended
 June 30, 2000
Capital expenditures....      429         213       56        --         --          698

                               WEIGH-TRONIX, LLC

                                (In Thousands)


  Net sales by customer location for the three months ended June 30, 2001 and 2000 were as follows:

                                                                  Three months
                                                                  ended June 30
                                                                 ---------------
                                                                  2001    2000
                                                                 ------- -------
   Net revenues:
   United States................................................ $20,085 $16,082
   United Kingdom...............................................  29,977  16,006
   Other........................................................  28,456  11,434
                                                                 ------- -------
                                                                 $78,518 $43,522
                                                                 ======= =======

  Long-lived assets by location as of June 30, 2001 and March 31, 2001 were as follows:

                                                               June 30,  March
                                                                 2001   31, 2001
                                                               -------- --------
   Long-lived assets:
   United States.............................................. $ 28,214 $ 28,693
   United Kingdom.............................................  125,572  135,130
   Other......................................................   16,293   10,094
                                                               -------- --------
                                                               $170,079 $173,917
                                                               ======== ========

9. Guarantors of Debt

  The following condensed consolidating financial statements present guarantor and non-guarantor financial position, results of operations and cash flows of the Company under the Notes. The Notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured senior subordinated basis by the guarantor subsidiaries.

  Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company, guarantor subsidiaries and non-guarantor subsidiaries are reflected in the eliminations column. The financial statements were prepared using the same consolidation policies as presented in Note 1--Basis of Presentation. The provision (benefit) for income taxes for both guarantor and non-guarantor subsidiaries has been allocated on the basis of actual income before taxes earned or loss before taxes incurred by these subsidiaries. Management asserts that separate complete financial statements of the issuer and subsidiary guarantors of the Notes would not provide additional material information that would be useful in assessing the financial composition of the guarantors or the sufficiency of the guarantees.

                               WEIGH-TRONIX, LLC

                                 (In Thousands)


           Unaudited Consolidated Balance Sheets as of June 30, 2001

                                                               Non-
                                               Guarantor    Guarantor
                           Parent    Issuer   Subsidiaries Subsidiaries Eliminations  Total
                           -------  --------  ------------ ------------ ------------ --------
Assets
Current assets
Cash and cash
 equivalents.............  $   --   $   (304)   $  1,403     $  3,983    $     --    $  5,082
Account receivables,
 net.....................      --        115      51,055       20,911       (2,672)    69,409
Inventories, net.........      --        --       49,990       13,387          --      63,377
Prepaid expenses and
 other current assets....      --        110       3,011        1,829          --       4,950
Deferred Income taxes....      --        --        3,873          650          --       4,523
                           -------  --------    --------     --------    ---------   --------
 Total current assets....      --        (79)    109,332       40,760       (2,672)   147,341
Property, plant and
 equipment, net..........      --        --       38,010        3,995          --      42,005
Intangibles, net.........    1,137       --       82,691       24,351          --     108,179
Deferred finance costs,
 net.....................      --        --       10,270          --           --      10,270
Other long-term assets...      --        --           64        5,216          --       5,280
Investment in
 unconsolidated joint
 ventures................      --        --          676        3,669          --       4,345
Investments in
 subsidiaries............   15,012       --      204,756          --      (219,768)       --
Intercompany
 receivables.............      745   204,831      38,081       25,503     (269,160)       --
                           -------  --------    --------     --------    ---------   --------
 Total assets............  $16,894  $204,752    $483,880     $103,494    $(491,600)  $317,420
                           =======  ========    ========     ========    =========   ========
Liabilities, Mandatorily Redeemable Membership Interest and Member's Equity
Current liabilities......
Current potion of long-
 term debt...............  $   --   $  3,368    $     16     $     28    $     --    $  3,412
Accounts payable.........      --        --       28,023        5,390       (2,672)    30,741
Accrued expenses.........      --      3,978      26,434        6,193          --      36,605
Deferred service contract
 revenue.................      --        --       13,173        9,091          --      22,264
                           -------  --------    --------     --------    ---------   --------
 Total current
  liabilities............      --      7,346      67,646       20,702       (2,672)    93,022
Long-term debt...........      --    183,941       1,711           45          --     185,697
Other long-term
 obligations.............      --        --        3,222        7,444          --      10,666
Deferred income taxes....      --      1,589       2,718        4,856          --       9,163
Intercompany loans.......      995     3,108     263,248        1,803     (269,154)       --
                           -------  --------    --------     --------    ---------   --------
 Total liabilities.......      995   195,984     338,545       34,850     (271,826)   298,548
Minority interest........      --        --          --         2,973          --       2,973
Mandatorily redeemable
 membership interests....
 Class A membership
  interests, subject to
  put option, at cost....    1,139       --          --           --           --       1,139
 Class C membership
  interest, subject to
  put option, at fair
  value..................   10,396       --          --           --           --      10,396
                           -------  --------    --------     --------    ---------   --------
   Total mandatorily
    redeemable membership
    Interests............   11,535       --          --           --           --      11,535
Members' equity:
Share Capital............      --        --      173,839       76,050     (249,889)       --
Membership interests.....   54,410     4,225      14,129          372      (18,726)    54,410
Additional paid-in
 capital.................    5,438       --          --           --           --       5,438
Subscription note
 receivable..............     (380)      --          --           --           --        (380)
Unearned compensation....     (159)      --          --           --           --        (159)
Retained earnings
 (accumulated deficit)...  (48,906)    4,543     (42,399)      (5,149)      43,005    (48,906)
Accumulated other
 comprehensive loss......   (6,039)                 (234)      (5,602)       5,836     (6,039)
                           -------  --------    --------     --------    ---------   --------
 Member's equity.........    4,364     8,768     145,335       65,671     (219,774)     4,364
                           -------  --------    --------     --------    ---------   --------
   Total mandatorily
    redeemable membership
    interests and
    members' equity......   15,899     8,768     145,335       65,671     (219,774)    15,899
                           -------  --------    --------     --------    ---------   --------
   Total liabilities
    mandtorily redeemable
    membership interests
    and member' equity...  $16,894  $204,752    $483,880     $103,494    $(491,600)  $317,420
                           -------  --------    --------     --------    ---------   --------

                               WEIGH-TRONIX, LLC

                                 (In Thousands)


 Unaudited Consolidated Statements of Operations for the Quarter Ended June 30,
                                      2001

                                                           Non-
                                           Guarantor    Guarantor
                         Parent   Issuer  Subsidiaries Subsidiaries Eliminations  Total
                         -------  ------  ------------ ------------ ------------ -------
Revenues:
Product................. $   --      --     $38,900      $12,209      $(1,778)   $49,331
Services................     --      --      22,731        6,456          --      29,187
                         -------  ------    -------      -------      -------    -------
  Total Revenues........     --      --      61,631       18,665       (1,778)    78,518
Cost of Revenues:
  Cost of products......     --      --      27,688        9,004       (1,778)    34,914
  Cost of services......     --      --       9,787        2,864          --      12,651
                         -------  ------    -------      -------      -------    -------
  Total cost of
   revenues.............     --      --      37,475       11,868       (1,778)    47,565
                         -------  ------    -------      -------      -------    -------
  Gross Profit..........     --      --      24,156        6,797          --      30,953
Operating expenses:
Selling, general and
 administrative.........      45     152     21,117        6,099          --      27,413
Depreciation and
 amortization...........      15     --       3,071          694          --       3,780
Restructuring charge....     --      --         493          --           --         493
                         -------  ------    -------      -------      -------    -------
  Operating income
   (loss)...............     (60)   (152)      (525)           4          --        (733)
Interest expense........     --    5,026      6,494           72       (6,053)     5,539
Interest income.........     --   (5,021)      (559)        (565)       6,053        (92)
Other (income) expense,
 net....................     --   (3,470)     1,136          (48)         --      (2,382)
Equity in income of
 unconsolidated joint
 venture................     --      --          20         (274)         --        (254)
Equity in loss of
 consolidated
 subsidiaries...........   3,326     --         --           --        (3,326)       --
                         -------  ------    -------      -------      -------    -------
  Income (loss) before
   provision for income
   taxes and minority
   interest in loss of
   subsidiary...........  (3,386)  3,313     (7,616)         819        3,326     (3,544)
Provision for income
 taxes..................     --    1,442     (1,420)         (38)         --         (16)
Minority interest in
 loss of subsidiary.....     --      --         --          (142)         --        (142)
                         -------  ------    -------      -------      -------    -------
Income (loss) before
 dividend on preferred
 member interest........  (3,386)  1,871     (6,196)         999        3,326     (3,386)
Dividends accrued on
 preferred member
 interest...............     265     --         --           --           --         265
Net income (loss)
 available
 (attributable) to
 Members................ $(3,651)  1,871    $(6,196)     $   999      $ 3,326    $(3,651)
                         =======  ======    =======      =======      =======    =======

                               WEIGH-TRONIX, LLC

                                 (In Thousands)

Unaudited Consolidated Condensed Statements of Cash Flows for the Quarter Ended
                                 June 30, 2001

                                                           Non-
                                           Guarantor    Guarantor
                          Parent Issuer   Subsidiaries Subsidiaries Eliminations  Total
                          ------ -------  ------------ ------------ ------------ -------
Net cash provided by
 (used in) operating
 activities.............   $--   $(2,929)   $(5,151)      $1,340       $(200)    $(6,940)
Cash flows from
 investing activities:
  Expenditures for
   property and
   equipment............    --       --      (1,122)        (258)        --       (1,380)
  Proceeds from sales of
   property and
   equipment............    --       --         502           79         --          581
                           ----  -------    -------       ------       -----     -------
    Net cash used in
     investing
     activities.........    --       --        (620)        (179)        --         (799)
Cash flows from
 financing activities:
Payments made on term
 loans related to the
 Senior Credit
 Agreement..............    --      (450)       --           --          --         (450)
Proceeds from revolving
 credit portion of the
 Senior Credit
 Agreement..............    --    22,452        --           --          --       22,452
Payments made on
 revolving credit
 portion of the Senior
 Credit Agreement.......    --   (18,232)       --           --          --      (18,232)
Payments made on capital
 lease obligations......    --       --         --            (6)        --           (6)
Intercompany loans......    --    (1,281)     2,452       (1,371)        200         --
                           ----  -------    -------       ------       -----     -------
    Net cash provided by
     (used in) financing
     activities.........    --     2,489      2,452       (1,377)        200       3,764
Effect of exchange rates
 on cash and cash
 equivalents............    --       --         424         (421)        --            3
                           ----  -------    -------       ------       -----     -------
Net decrease in cash and
 cash equivalents.......    --     (440)     (2,895)        (637)        --       (3,972)
Cash and cash
 equivalents, beginning
 of the period..........    --       136      4,298        4,620         --        9,054
                           ----  -------    -------       ------       -----     -------
Cash and cash
 equivalents, end of the
 period.................   $--   $  (304)   $ 1,403       $3,983       $ --      $ 5,082
                           ====  =======    =======       ======       =====     =======

                               WEIGH-TRONIX, LLC

                                 (In Thousands)

                Consolidated Balance Sheets as of March 31, 2001

                                                               Non-
                                               Guarantor    Guarantor
                            Parent    Issuer  Subsidiaries Subsidiaries Eliminations  Total
                           --------  -------- ------------ ------------ ------------ --------
Assets
Current Assets...........
Cash and cash
 equivalents.............  $    --   $    136   $  4,298     $  4,620    $     --    $  9,054
Account receivables,
 net.....................       744       673     59,536       24,148      (15,673)    69,428
Inventories, net.........       --        --      49,511       11,310          (88)    60,733
Prepaid expenses and
 other current assets....       --         18      1,095        3,704          --       4,817
Deferred Income taxes....       --        --       2,754        1,151          --       3,905
                           --------  --------   --------     --------    ---------   --------
Total current assets.....       744       827    117,194       44,933      (15,761)   147,937
Property, plant and
 equipment, net..........       --        --      39,458        4,146          --      43,604
Intangibles, net.........     1,152       --      85,356       23,864          --     110,372
Deferred finance costs,
 net.....................       --        --      10,775          --           --      10,775
Other assets.............                 --          64        5,259                   5,323
Investments in
 unconsolidated joint
 venture.................       --        --         661        3,182          --       3,843
Investments in
 subsidiaries............    18,099       --     204,756          --      (222,855)       --
Intercom any
 receivables.............       --    200,647      9,579       24,495     (234,721)       --
                           --------  --------   --------     --------    ---------   --------
 Total assets............  $ 19,995  $201,474   $467,843     $105,879    $(473,337)  $321,854
                           ========  ========   ========     ========    =========   ========
Liabilities, Mandatorily Redeemable Membership Interest and Member's Equity
Current Liabilities
Current portion of long-
 term debt...............  $    --   $  2,987   $     16     $     28    $     --    $  3,031
Accounts payable.........       --        538     31,444       11,803      (15,691)    28,094
Accrued expenses.........       --      5,441     31,601        3,973          --      41,015
Deferred service contract
 revenue.................       --        --      16,923        3,794          --      20,717
                           --------  --------   --------     --------    ---------   --------
 Total current
  liabilities............       --      8,966     79,984       19,598      (15,691)    92,857
Long-term debt...........       --    184,022      1,715           47          --     185,784
Other long-term
 obligations.............       --        --       2,922        7,376          --      10,298
Deferred income taxes....       --      1,589      4,138        4,967          --      10,694
Intercompany taxes.......       995       --     232,438        1,192     (234,625)       --
                           --------  --------   --------     --------    ---------   --------
 Total liabilities.......       995   194,577    321,197       33,180     (250,316)   299,633
Commitment and
 Contingencies...........
Minority Interest........       --        --         --         3,221          --       3,221
Mandatorily redeemable
 interests:
 Class A membership
  interests, subject to
  put option, at cost....     1,139       --         --           --           --       1,139
 Class C membership
  interests, subject to
  put option, at fair
  market value...........       --        --         --           --           --         --
 Preferred membership
  interest, including
  accrued dividends of
  $871...................    10,131       --         --           --           --      10,131
                           --------  --------   --------     --------    ---------   --------
   Total mandatorily
    redeemable membership
    Interests............    11,270       --         --           --           --      11,270
Members' equity:
Share Capital............       --        --     173,839       76,050     (249,889)       --
Membership interests.....    54,410     4,225     14,129          372      (18,726)    54,410
Additional paid-in
 capital.................     5,438       --         --           --           --       5,438
Subscription note
 receivable..............      (380)      --         --           --           --        (380)
Unearned compensation....      (204)      --         --           --           --        (204)
Accumulated deficit......   (45,255)    2,672    (36,203)      (6,148)      39,679    (45,255)
Accumulated other
 comprehensive income
 (loss)..................    (6,279)      --      (5,119)        (796)       5,915     (6,279)
                           --------  --------   --------     --------    ---------   --------
 Member's equity.........     7,730     6,897    146,646       69,478     (223,021)    19,000
                           --------  --------   --------     --------    ---------   --------
   Total mandatorily
    redeemable membership
    interests and
    members' equity......    19,000     6,897    146,646       69,478     (223,021)    19,000
                           --------  --------   --------     --------    ---------   --------
   Total liabilities
    mandatorily
    redeemable membership
    interests and
    members' equity......  $ 19,995  $201,474   $467,843     $105,879    $(473,337)  $321,854
                           ========  ========   ========     ========    =========   ========

                               WEIGH-TRONIX, LLC

                                 (In Thousands)


 Unaudited Consolidated Statements of Operations for the Quarter Ended June 30,
                                      2000

                                                            Non-
                                            Guarantor    Guarantor
                          Parent   Issuer  Subsidiaries Subsidiaries Eliminations  Total
                          -------  ------  ------------ ------------ ------------ -------
Revenues:
Products................  $   --      --     $29,955       $3,652      $(2,346)   $31,261
Services................      --      --      10,229        2,206         (174)    12,261
                          -------  ------    -------       ------      -------    -------
  Total revenues........      --      --      40,184        5,858       (2,520)    43,522
Cost of revenues:
Cost of products........      --      --      22,254        2,775       (2,346)    22,683
Cost of services........      --      --       8,093        1,501         (174)     9,420
                          -------  ------    -------       ------      -------    -------
  Total cost of
   revenues.............      --      --      30,347        4,276       (2,520)    32,103
                          -------  ------    -------       ------      -------    -------
  Gross profit..........      --      --       9,837        1,582          --      11,419
Operating expenses:
Selling, general and
 administrative.........    1,714     --       9,247        1,071          --      12,032
Depreciation and
 amortization...........      --       10      1,160           58          --       1,228
Restructuring charge....      --      --         --           --           --
                          -------  ------    -------       ------      -------    -------
  Operating loss........   (1,714)    (10)      (570)         453          --      (1,841)
Interest expense........      992     103      1,182           61          (58)     2,280
Interest income.........      --      --         (33)         (76)          58        (51)
Other (income) expense,
 net....................      --   (1,051)     1,026          --           --         (25)
Equity in loss of
 consolidated
 subsidiaries...........    3,866     --         --           --        (3,866)       --
                          -------  ------    -------       ------      -------    -------
  Loss before provision
   (benefit) for income
   taxes and minority
   interests in loss of
   subsidiary...........   (6,572)    938     (2,745)         468        3,866     (4,045)
Provision (benefit) for
 income taxes...........      --      --         (65)          (3)         --         (68)
Minority interest in
 loss of subsidiary.....      --      --         --            46          --          46
                          -------  ------    -------       ------      -------    -------
  Income (loss) before
   extraordinary loss...   (6,572)    938     (2,680)         425        3,866     (4,023)
Extraordinary (loss),
 net of income tax
 benefit of $66.........      --      --      (2,549)         --           --      (2,549)
  Income (loss) before
   dividends on
   preferred member
   interest.............   (6,572)    938     (5,229)         425        3,866     (6,572)
12% dividends accrued on
 preferred member
 interest...............       54     --         --           --           --          54
                          -------  ------    -------       ------      -------    -------
  Net income (loss)
   attributable to
   Members..............  $(6,626)    938    $(5,229)      $  425      $ 3,866    $(6,626)
                          =======  ======    =======       ======      =======    =======

                               WEIGH-TRONIX, LLC

                                 (In Thousands)


 Unaudited Consolidated Condensed Statements of Cash Flows for the Three Months
                              Ended June 30, 2000

                                                              Non-
                                              Guarantor    Guarantor
                          Parent    Issuer   Subsidiaries Subsidiaries Eliminations   Total
                         --------  --------  ------------ ------------ ------------ ---------
Net cash used in
 operating activities..  $    --      1,466   $  (2,232)     $ (450)      $ 265     $    (951)
Cash flows from
 investing activities:
  Expenditures for
   property and
   equipment...........       --        --         (663)        (35)        --           (698)
  Proceeds from sales
   of property and
   equipment...........       --        --           (2)         13         --             11
  Acquisition of
   businesses, net of
   cash acquired.......       --        --     (163,783)        --          --       (163,783)
                         --------  --------   ---------      ------       -----     ---------
    Net cash used in
     investing
     activities........       --        --     (164,448)        (22)        --       (164,470)
Cash flows from
 financing activities:
Payments made on former
 senior debt...........       --    (38,753)     (1,734)        --          --        (40,487)
Payments made on former
 senior subordinated
 notes.................       --    (15,000)        --          --          --        (15,000)
Proceeds from term
 loans related to the
 Senior Credit
 Agreement.............       --     68,266       1,734         --          --         70,000
Proceeds from the
 revolving credit
 portion of the Senior
 Credit Agreement......       --     29,000         --          --          --         29,000
Proceeds from the
 Senior Subordinated
 Notes, due June 1,
 2010..................       --     95,891         --          --          --         95,891
Payments made on the
 Senior Credit
 Agreement.............       --        --          --          --          --            --
Proceeds from
 membership interests..    39,461       --          --          --          --         39,461
Proceeds from preferred
 member interest.......     9,260       --          --          --          --          9,260
Payments made on
 capital lease
 obligations...........       --        --          --           (8)        --             (8)
Deferred financing
 costs.................       --        --      (11,262)        --          --        (11,262)
Intercompany loans.....   (48,721) (139,712)    182,873       5,560         --            --
                         --------  --------   ---------      ------       -----     ---------
  Net cash provided by
   financing
   activities..........       --       (308)    171,611       5,552         --        176,855
Effect of exchange
 rates on cash and cash
 equivalents...........       --        --          103        (280)       (265)         (442)
                         --------  --------   ---------      ------       -----     ---------
Net increase in cash
 and cash equivalents..       --      1,158       5,034       4,800         --         10,992
Cash and cash
 equivalents, beginning
 of the period.........       --        527       2,857         761         --          4,145
                         --------  --------   ---------      ------       -----     ---------
Cash and cash
 equivalents, end of
 period................  $    --      1,685   $   7,891      $5,561       $ --      $  15,137
                         ========  ========   =========      ======       =====     =========

10.Recently Issued Accounting Standards

   In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141 (FAS 141), "Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 supercedes accounting Principles Board Opinion No. 16, "Business Combinations." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill, and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. Provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new standards on its financial statements.
11.Subsequent Event

   On July 31, 2001, the operations and certain assets of Berkel Inc., an indirect wholly-owned subsidiary of the Company, were sold. Consideration for the sale was $8.4 million, less customary purchase price adjustments based on the level of working capital of the business at July 31, 2001 that is yet to be finalized. Of the $8.4 million consideration, $1.5 million has been placed into escrow and will be settled in accordance with criteria defined in the Purchase and Sale Agreement, fees estimated at $0.9 million were incurred in connection with the transaction, and $0.9 million was paid to settle liabilities of Berkel Inc. that were retained by the Company. The net cash proceeds received of $5.1 million were applied against the outstanding balance under the Senior Credit Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 30, 2001

Information Regarding Forward-Looking Statements

  This report on Form 10-Q includes forward-looking statements, including, in particular, statements about the Company's plans, strategies and prospects, which are in some cases identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," or "estimate." These forward-looking statements are based upon the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions that relate to, among other things:

  .  the Company's ability to integrate effectively Avery Berkel;

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

General

  The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the Unaudited Interim Consolidated Financial Statements included herein and the Company's Annual Report on Form 10-K for the year ended March 31, 2001 that contains the most recent audited consolidated financial statements and management's discussion and analysis of financial condition and results of operations for the year then ended.

  Our interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Operating results for the three months ended June 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Recent Developments

  On July 31, 2001, the operations and certain assets of Berkel Inc., an indirect wholly-owned subsidiary of the Company, were sold. Consideration for the sale was $8.4 million, less customary purchase price adjustments based on the level of working capital of the business at July 31, 2001 that is yet to be finalized. Of the $8.4 million consideration, $1.5 million has been placed into escrow and will be settled in accordance with criteria defined in the Purchase and Sale Agreement, fees estimated at $0.9 million were incurred in connection with the transaction, and $0.9 million was paid to settle liabilities of Berkel Inc. that were retained by the Company. The net cash proceeds received of $5.1 million were applied against the outstanding balance under the Company's Amended and Restated Credit Agreement (the "Senior Credit Agreement"), in accordance with the terms thereof.

Results of Operations

  The following discussion compares the results of operations for the three months ended June 30, 2001 with the three months ended June 30, 2000.

  Weigh-Tronix, LLC is organized for management purposes into three reportable division segments: the North American Industrial division, the Rest of World Industrial division and the Consumer division.

  The North American Industrial division manufactures and markets industrial, agricultural and postal weighing systems as well as force measurement products throughout the U.S. and Canada. The industrial products manufactured by the division are primarily electronics-based in nature and sales are made indirectly through a series of distributors who maintain their own service centers.

  The Rest of World Industrial division manufactures and distributes electronic and railweight scales primarily in the U.K. In addition, the division also sells mechanical scales primarily to countries in emerging markets. In the U.K., sales are mainly through a dedicated sales force while sales in other countries are through both direct sales forces in subsidiary companies, and through distributors. The division also has a large service revenue base in the U.K. Outside of the U.K. this division has substantive operations in India, South Africa and continental Europe.

  The Consumer division distributes residential scales and other home products to the consumer sector primarily in the U.K. and the U.S. The Company believes that the division has the leading market share position in the U.K.

  The following table details the Company's sales and earnings before interest, taxes, depreciation and amortization, and before extraordinary items and certain non-recurring and one-time charges ("Adjusted EBITDA") in the three months ended June 30, 2001 and 2000.

  We have included presentations of EBITDA as defined above. Management believes that the inclusion of supplemental adjustments to the unaudited consolidated statements of operations that are applied in presenting EBITDA are appropriate to reflect the Company's ongoing operations.

                                                               Quarter ended
                                                                 June 30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                              (In thousands)
Net Sales.................................................... $78,518  $43,522
                                                              =======  =======
Net loss attributable to members............................. $(3,651) $(6,626)
Add back interest and taxes:
  Interest expense...........................................   5,539    2,280
  Interest income............................................     (92)     (51)
  Dividends accrued on preferred member interests............     265       54
  Benefit for income taxes...................................     (16)     (68)
  Minority interest in (income) loss of subsidiary...........    (142)      46
  Other income...............................................  (2,382)     (25)
  Depreciation and amortization..............................   4,195    1,801
                                                              -------  -------
EBITDA, as defined (1).......................................   3,716   (2,589)
Add back non-recurring or one-time charges:
  Nonrecurring charges included in SG&A......................   2,873    2,358
  Extraordinary loss, net of income tax benefit of $66.......     --     2,549
                                                              -------  -------
                                                                2,873    4,907
                                                              -------  -------
Adjusted EBITDA, as defined(2)............................... $ 6,589  $ 2,318
                                                              =======  =======

--------
(1) EBITDA is defined as income (loss) before income taxes, extraordinary loss, interest expense, interest income and depreciation and amortization. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a) operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

(2) Adjusted EBITDA equals EBITDA as defined in (1) above adjusted for income and expense items which management believes are either recurring, non-cash or both. Adjusted EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a) operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. Adjusted EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

  The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.

                                                                      Three
                                                                     Months
                                                                   Ended June
                                                                       30,
                                                                   ------------
                                                                   2001   2000
                                                                   -----  -----
Income Statement Data:
Revenues.......................................................... 100.0% 100.0%
Cost of revenues..................................................  60.6   73.8
                                                                   -----  -----
  Gross profit....................................................  39.4   26.2
Operating expenses:
Selling, general and administrative...............................  34.9   27.6
Depreciation and amortization.....................................   4.8    2.8
Restructuring charge                                                 0.6    --
                                                                   -----  -----
  Operating (loss)................................................  (0.9)  (4.2)
                                                                   =====  =====
Supplemental: (1)
Cost of revenues..................................................  60.6   68.2
                                                                   -----  -----
  Gross profit....................................................  39.4   31.8
Operating expenses:
Selling, general and administrative...............................  34.9   27.6
Depreciation and amortization.....................................   4.8    2.8
Restructuring charge..............................................   0.6    --
                                                                   -----  -----
  Operating income (loss).........................................  (0.9)   1.3
                                                                   =====  =====

--------
(1) Gross profit for the three months ended June 30, 2000 reflects higher cost of sales due to the amortization charge of $2.4 million relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before June 30, 2000. The supplemental presentation of cost of revenue excludes the impact of the inventory fair value adjustment amortization.

Three months ended June 30, 2001 compared with the three months ended June 30, 2000

 Revenues

  Revenues increased by $35.0 million, or 80.4%, from $43.5 million for the three months ended June 30, 2000 to $78.5 million for the three months ended June 30, 2001. The increase comprised: (1) an increase in the sales of the Rest of World Industrial division of $33.8 million or 155.5%, to $55.6 million from $21.8 million for the three months ended June 30, 2000, including the impact of the acquisition of Avery Berkel; (2) a decrease in sales in the North American Industrial division of $0.3 million or 2.0% to $16.8 million from $17.1 million for the three months ended June 30, 2000; and (3) an increase in the net sales of the Consumer division of $1.5 million or 32.2%, to $6.2 million in the three months ended June 30, 2001 from $4.7 million for the three months ended June 30, 2000.

  On a pro forma basis, after giving effect to the acquisition of Avery Berkel as if it had occurred on April 1, 2000, total revenue decreased by $3.7 million, or 4.5%, from $82.3 million for the three months ended June 30, 2000 to $78.5 million for the three months ended June 30, 2001.

  The increase in revenues in the Rest of World Industrial division was primarily attributable to: (1) increased product sales of approximately $16.8 million; and (2) increased service sales of $17.0 million. Larger increases in product and service sales were mitigated by a decrease in sales for the quarter ended June 30, 2001 from the prior year due to the closure of our German and Spanish businesses. Improvements in local currency sales were offset partly by unfavorable foreign exchange rates. Unfavorable movements in the U.S. dollar to U.K. Sterling foreign exchange rates between the quarter ended June 30, 2000 and 2001 impacted the dollar reported sales of the Rest of the World division by approximately $3.1 million for the quarter ended June 30, 2001.

  On a pro forma basis, after giving effect to the acquisition of Avery Berkel as if it had occurred on April 1, 2000, revenue of the Rest of World Industrial division decreased by $4.9 million, or 8.1%, from $60.5 million for the three months ended June 30, 2000 to $55.6 million for the three months ended June 30, 2001, including the adverse foreign currency impact described above.

  The decrease in revenues in the North American Industrial division was largely attributable to: (1) decreased sales of medium and heavy industrial scales over the prior year, due to the economic environment in North America; and (2) decreased sales of postal scales due, in part, to the disruption caused by the restructuring of our Santa Rosa operations.

  The increase in revenues in the Consumer division was primarily attributable to: (1) continuing expansion in North America; and (2) increased demand from key accounts in the U.K. leading to increased local currency sales, partially offset by unfavorable foreign exchange rates. Foreign currency movement from the prior year impacted sales by approximately $0.3 million.

 Gross profit

  Gross profit increased $19.6 million, or 171.9%, from $11.4 million in the three months ended June 30, 2000 to $31.0 million in the three months ended June 30, 2001. The primary reason for the increase in gross profit in the three months ended June 30, 2001 was the impact of the Avery Berkel acquisition. As a percentage of revenues, gross profit was 39.4% in the three months ended June 30, 2001 compared to 26.2% in the three months ended June 30, 2000, including the impact of 17 days of operations of Avery Berkel.

  Gross profit in the North American Industrial division increased $0.3 million, or 5.6%, from $5.4 million in the three months ended June 30, 2000 to $5.7 million in the three months ended June 30, 2001. As a percentage of revenues, gross profit was 34.1% in the three months ended June 30, 2001 compared to 31.8% in the three months ended June 30, 2000. The increase in the gross profit percentage was primarily attributable to improved purchasing and overhead absorption; and a change in sales mix towards higher-margin medium industrial scales from lower-margin heavy industrial scales.

  Gross profit in the Rest of World Industrial division increased $18.7 million, or 406.5%, to $23.3 million in the three months ended June 30, 2001 from $4.6 million in the three months ended June 30, 2000. As a percentage of revenues, gross profit was 41.9% in the three months ended June 30, 2001 compared to 21.2% in the three months ended June 30, 2000. The increase in the gross profit percentage was attributable to: (1) the acquisition of Avery Berkel that has higher gross profit margins than the historical "European Industrial" division of Weigh-Tronix due to its greater proportion of service revenues; (2) a favorable sales mix, including increases in sales of higher-margin light commercial and electronic products; and (3) favorable overhead absorption due to higher production volumes.

  Avery Berkel's gross profit for the 17 days post-acquisition in the three months ended June 30, 2000 was $1.7 million, or 12.6% of Avery Berkel's sales. In applying purchase accounting to the assets and liabilities of Avery Berkel, Avery Berkel's inventory value was increased by $16.3 million to reflect the fair value of the inventory. This increase, or fair value adjustment, was amortized through cost of goods as the related inventory was sold in the year ended March 31, 2001. Gross profit for the three months ended June 30, 2000 has been reported after charging the amortization of the inventory step-up for the 17 days that amounted to $2.4 million. Excluding the amortization of the inventory fair value adjustment, Avery Berkel's gross profit for the 17 days was $4.1 million, or 30.1% of Avery Berkel sales.

  Gross profit in the Consumer division increased $0.6 million, or 42.9%, to $2.0 million in the three months ended June 30, 2001 from $1.4 million in the three months ended June 30, 2000. As a percentage of revenues, gross profit for the Consumer division was 31.7% in the three months ended June 30, 2001 compared to 29.2% in the three months ended June 30, 2000. The increase in gross profit was offset partially by unfavorable exchange rates.

 Selling, general and administrative expenses

  Selling, general and administrative expenses for the three months ended June 30, 2001 increased by $15.4 million, or 128.3 %, from $12.0 million to $27.4 million. As a percentage of revenues, selling, general and administrative expenses were 34.9% for the three months ended June 30, 2001 compared to 27.6% in the three months ended June 30, 2000. The increase in selling, general and administrative costs during the three months ended June 30, 2001 was primarily due to the impact of the operations of Avery Berkel.

 Depreciation and amortization

  Depreciation and amortization expense included in selling, general and administrative expense increased $2.6 million, or 207.8%, to $3.8 million for the three months ended June 30, 2001 from $1.2 million for the three months ended June 30, 2000. The increase was primarily attributable to the impact of additional depreciation and amortization related to the goodwill and intangible assets that were recorded in connection with the acquisition of Avery Berkel.

Operating income (loss)

  As a result of the factors discussed above, operating loss decreased by $1.1 million to an operating loss of $0.7 million for the three months ended June 30, 2001 from an operating loss of $1.8 million for the three months ended June 30, 2000.

Interest expense

  Interest expense for the three months ended June 30, 2001 increased by $3.2 million or 139.1% to interest expense of $5.5 million for the three months ended June 30, 2001 from interest expense of $2.3 million for the three months ended June 30, 2000. The increase was primarily attributable to the impact of a full three months of higher debt levels during the three months ended June 30, 2001 following the re-financing of the Company's debt and the acquisition of Avery Berkel on June 13, 2000.

 Other income, net

  Other income, net for the three months ended June 30, 2001 increased to $2.4 million from $0 for the three months ended June 30, 2000. The increase was attributable to the recording of a foreign currency gain in the three months ended June 30, 2001 that did not occur in the three months ended June 30, 2000.

 Extraordinary item, net of tax

  The amount of $2.5 million in the three months ended June 30, 2000 represented a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related re-financing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Provision for income taxes

  Weigh-Tronix, LLC recorded a benefit for income taxes of $0.0 million in the three months ended June 30, 2001 as compared to a benefit of $0.1 million in the three months ended June 30, 2000. The benefit for the three months ended June 30, 2001 reflects an effective tax rate of 0.5% based on a pretax loss of $3.5 million. The difference between the U.S. federal statutory rate of 35.0% and the effective rate of 0.5% is mostly attributable to the non-deductibility of amortization expense relating to goodwill and the establishment of a valuation allowance for the tax benefits of the net operating loss carryforwards, except for those in jurisdictions with indefinite carryforward periods, and for those deductible temporary differences in jurisdictions where the Company's operating results do not presently support an assertion that ultimate realization is more likely than not. The benefit recorded for the three months ended June 30, 2000 reflects an effective tax rate of 1.7% based on the pretax loss of $4.0 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 1.7% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

Liquidity and Capital Resources

 Short-term

  As a result of the acquisition of Avery Berkel and related financing and offering on June 13, 2000, the Company has significant amounts of debt that require interest payments. As of June 30, 2001, the Company's outstanding debt was $189.1 million and consists of: (i) $104.3 million related to the Company's Senior Credit Agreement; (ii) $84.7 million related to the 12 1/2% senior subordinated notes due 2010 ("the Notes"); and (iii) $0.1 million related to capital leases. As of June 30, 2001, an additional $9.1 million of debt under the Senior Credit Agreement was available for borrowing.

  The Senior Credit Agreement was amended on June 29, 2001, principally for purposes of clarification of certain definitions contained in the Senior Credit Agreement. This amendment also provides for certain additional reporting requirements. No revisions of the Company's covenant calculations were required as a result of this amendment.

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

  The Company's principal debt service requirements under the Senior Credit Agreement are $3.0 million for fiscal 2002. The Company's annual interest expense related to the Notes is (Euro)12.5 million for fiscal 2002. Interest under the Senior Credit Agreement, based on amounts outstanding, and interest rates prevailing at June 30, 2001 would be approximately $8.2 million. In addition to the sale of Berkel Inc. discussed previously, that was completed on July 31, 2001, the Company is currently in the process of marketing for sale one of its non-core businesses--Salter Housewares. The proceeds from this sale will be applied against the outstanding balance under the Senior Credit Agreement. The Company also intends to sell certain other non-core assets to generate cash in the short term.

  Besides servicing the debt, the Company's other liquidity needs on a short-term basis relate to working capital, capital expenditures and one-time merger related costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. A primary source of liquidity for the Company in the short-term is expected to be cash provided by operations. Specifically, the Company expects to reduce its inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the Company intends to reduce manufacturing lead times. Another source of liquidity in the short term is expected to be the Company's borrowing availability under its Senior Credit Agreement. Berkshire Partners, LLC, the Company's majority member, has also, subject to certain conditions, guaranteed a portion of the Company's obligations under the Senior Credit Agreement.

  The Company believes that, following a transition period for the integration of the Weigh-Tronix and Avery Berkel operations, it will be able to achieve a substantial annual cost savings as compared with the stand alone operations of the two companies. Management has specifically identified approximately $17.0 million in savings, including: (1) elimination of redundant corporate offices; (2) consolidation of manufacturing facilities and outsourcing of industrial and low end retail and mechanical scales from Asia;
(3) service center and sales force rationalizations; and (4) elimination of duplicative research and development. Savings are net of approximately $1.0 million of incremental corporate expenses to accommodate our enlarged operations after the merger. To achieve these savings, the Company expects to incur non-recurring cash integration and restructuring costs of approximately $12.7 million in the 18 months following the merger. Included in this estimate is the restructuring charge of $3.5 million, recorded in the year ended March 31, 2001. The Company also expects to generate approximately $14.0 million of one-time cash savings, including proceeds from the sale of properties and reductions of inventory levels. In addition to these one-time cash savings, the Company has entered into an agreement to sell two further properties in the U.K. for gross proceeds of approximately $5.5 million. The sales of those properties are expected to be completed in fiscal 2002 and the first quarter of fiscal 2003.

  As a result of the continuing facilities rationalization, particularly in the UK, resulting in fewer manufacturing facilities, the Company's capital expenditures will generally run at levels similar to, or slightly less than historical levels.

 Long-term

  The Company's primary long-term liquidity needs are to: (i) service the Senior Credit Agreement, which includes making interest payments and scheduled principal payments; (ii) make interest payments related to the Notes; and
(iii) pay interest upon any notes for which the preferred member interests may be exchanged. Further detail is as follows:

  . The Company's future principal debt service requirements for the Senior Credit Agreement based on amounts outstanding at June 30, 2001 are as follows: $2.5 million for the remainder of fiscal 2002; $4.5 million for fiscal 2003; $6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $53.2 million for fiscal 2006; $19.5 million for fiscal 2007 and $5.0 million for fiscal 2008.

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

  The Company believes that it will be able to make scheduled payments on its debt obligations. However, a number of factors may affect the Company's ability to make such payments. These factors, certain of which are beyond our control, include those factors set forth under, "Information Regarding Forward-Looking Statements."

 Cash flows from operations

  Net cash used in operations totaled $1.0 million for the three months ended June 30, 2000. Net cash used in operations in the three months ended June 30, 2001 amounted to $6.9 million. The decrease in cash flows from operations for the three months ended June 30, 2001 was primarily due to changes in operating assets and liabilities. Unrealized gains on foreign currency translation in the three months ended June 30, 2001 were $3.6 million, compared with a loss of $0.1 million in the three months ended June 30, 2000. In addition, there was a reduction in other non-cash charges from $7.2 million ended June 30, 2000 to $3.5 million in the three months ended June 30, 2001.

Cash flows from investing activities

  Cash used in investing activities for the three months ended June 30, 2001 was $0.8 million. Cash used in investing activities during the three months ended June 30, 2000 was $164.5 million. Cash used for the three months ended June 30, 2000 primarily resulted from the acquisition of Avery Berkel. Weigh-Tronix, LLC incurred capital expenditures of $1.4 million for the three months ended June 30, 2001 versus $0.7 million for the three months ended June 30, 2000. The major capital expenditures in both three-month periods ended
June 30, 2001 and 2000 were for tooling and equipment relating to manufacturing.

  Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Accordingly, capital expenditures will generally run at levels similar to or slightly in excess of depreciation.

Cash flows from financing activities

  Cash generated from financing activities for the three months ended June 30, 2001 related primarily to the amounts drawn down on the Company's revolving credit facility under the Senior Credit Agreement. Cash generated from financing activities for the three months ended June 30, 2000 related primarily to the debt incurred in connection with the acquisition of Avery Berkel and the re-financing of the Company's former indebtedness.

  The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

  The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a $50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $36.1 million was borrowed at June 30, 2001, $9.1 million was still outstanding.

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

  Certain mandatory prepayments to the Senior Credit Agreement are required, including: proceeds from certain asset sales or insurance recoveries; proceeds from the sale of equity or the issuance or incurrence of certain indebtedness; and annual "excess cash flow" as defined in the Senior Credit Agreement. In accordance with the terms of the Senior Credit Agreement the net cash proceeds received from the sale of Berkel Inc. in July of 2001 were applied against the outstanding balance--refer "Recent Developments.".

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

  In addition, the Senior Credit Agreement requires that the Company maintain specified financial covenants (which become more restrictive over time), including: a maximum ratio of consolidated indebtedness to Consolidated EBITDA (as defined under the Senior Credit Agreement); minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to interest expense; minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to fixed charges, minimum tangible net worth, minimum cumulative Consolidated EBITDA (as defined under the Senior Credit Agreement) and capital expenditure limits. These financial covenants were in effect starting July 1, 2000, and were amended on February 16, 2001, effective from the quarter ended December 31, 2000 through the quarter ending March 31, 2002. The Company believes that it will be able to satisfy the financial covenants contained in the Senior Credit Agreement. However, a number of factors may affect the Company's ability to satisfy these covenants. These factors certain of which are beyond our control include those factors set forth under, "Information Regarding Forward-Looking Statements." A failure by the Company to satisfy any of the covenants would result in an event of default as defined under the Senior Credit Agreement unless otherwise waived.

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

New Accounting Pronouncements

 Accounting for Business Combinations and accounting for Goodwill and Other Intangible Assets

  In July 2001, the FASB issued Statement No. 141, Business Combinations, and Statement No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. Statement 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of Statement 142. Statement 142 will also require that intangible assets with finite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

  The Company is required to adopt the provisions of Statement 141 immediately and Statement 142 effective April 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-Statement 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of Statement 142.

  Statement 141 will require upon adoption of Statement 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in Statement 141 for recognition apart from goodwill. Upon adoption of Statement 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of Statement 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

  In connection with the transitional goodwill impairment evaluation, Statement 142 will require the Company to perform an assessment of whether there is an indication that goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

  Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

  The Company had $36.1 million outstanding under its $50.0 million revolving portion of the Senior Credit Agreement as of June 30, 2001. Interest rates for amounts outstanding under the revolving credit portion of the Senior Credit Agreement are currently: (1) in the case of loans denominated in U.S. dollars, the Company may choose between a rate of LIBOR plus 3.75% and a base rate plus 2.75% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 4.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit portion of the Senior Credit Agreement is currently 0.50%. The effective interest rate on the outstanding variable rate borrowings at June 30, 2001 was 8.47%.

  To mitigate the risks associated with increases in interest rates, the Company historically has entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. The interest differential to be paid or received under the interest rate swap agreements are recorded as interest income as expense.

  A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at June 30, 2001, an increase in the applicable market interest rates of 100-basis points would have a negative impact of approximately $0.2 million on the Company's consolidated results of operations for the three months ended June 30, 2001.

  The Company enters into foreign exchange forward contracts to manage exposure to fluctuations in foreign currency exchange rates. The Company does not hold or issue derivative financial instruments for trading purposes. Exchange differences arising during the contract term are marked to market and are included in other (income) expense in the consolidated statements of operations. The Company regularly monitors its foreign currency exposures and ensures that hedge contract amounts do not exceed the amounts of the underlying exposures.

  A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at June 30, 2001, a 10% adverse change in foreign currency rates would have a $109 negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at June 30, 2001, a 10% change in the foreign currency exchange rates would result in a $8.5 million change to the recorded balance of the notes.

                           PART II--OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

  None

(b)  Current Reports on Form 8-K

  No current reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Weigh-Tronix, LLC

                                                  /s/ John J. McCann III
        Date: August 14, 2001             By: _________________________________
                                                    John J. McCann III
                                            Chairman, Chief Executive Officer,
                                                       and Director

                                                  /s/ Donald J. MacKenzie
        Date: August 14, 2001             By: _________________________________
                                                    Donald J. MacKenzie
                                                 Vice President and Chief
                                                     Financial Officer