Form 10-Q
period 2001-09-30
WEIGH TRONIX LLC
filed 2001-11-19
CIK 1119746

================================================================================
                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

        FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______


                       Commission File Number 333-43390
                       --------------------------------



                               WEIGH-TRONIX, LLC
         ------------------------------------------------------------
            (Exact name of Registrant as specified in its charter)



              DELAWARE                                    06-1510936
    --------------------------------                ----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                 Identification Number)



                          101 DYER STREET, SUITE 300
                        PROVIDENCE, RHODE ISLAND 02903
         ------------------------------------------------------------
                   (Address of principle executive offices)

                                (401) 272-4402
         ------------------------------------------------------------
             (Registrant's telephone number, including area code)



Check whether the Registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES [X]  NO [_]

================================================================================

                               WEIGH-TRONIX, LLC
     QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS
                               -----------------


                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1.   Unaudited Financial Statements

  Consolidated Balance Sheets as of September 30, 2001 and March 31, 2001    3

  Consolidated Statements of Operations for the three and six months ended
  September 30, 2001 and 2000                                                4

  Consolidated Statements of Cash Flows for the six months ended
  September 30, 2001 and 2000                                                5

  Notes to Unaudited Consolidated Financial Statements                       6


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                              24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         41

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                    42

        Signatures                                                          43


                        PART I - FINANCIAL INFORMATION

ITEM 1. UNAUDITED FINANCIAL STATEMENTS
--------------------------------------

                               WEIGH-TRONIX, LLC
                          CONSOLIDATED BALANCE SHEETS
                                (In Thousands)

                                                                                                     SEPTEMBER 30,   MARCH 31,
                                                                                                          2001         2001
                                                                                                          ----         ----
                                                                                                                    (Audited)
ASSETS
Current assets:
   Cash and cash equivalents                                                                             $  5,634    $  9,054
   Accounts receivable, net of allowances of $865 and $742, respectively                                   69,032      69,428
   Inventories, net                                                                                        60,676      60,733
   Prepaid expenses and other current assets                                                                6,781       4,817
   Deferred income taxes                                                                                    4,741       3,905
                                                                                                         --------    --------
       Total current assets                                                                               146,864     147,937

Property, plant and equipment, net of accumulated depreciation of $14,053 and $12,297,                     41,716      43,604
 respectively
Intangibles, net of accumulated amortization of $11,343 and $8,670, respectively                           98,922     110,372
Deferred financing costs, net                                                                              10,238      10,775
Investment in unconsolidated joint ventures                                                                 3,621       3,843
Other long-term assets                                                                                      5,469       5,323
                                                                                                         --------    --------
            Total assets                                                                                 $306,830    $321,854
                                                                                                         ========    ========
LIABILITIES, MANDATORILY REDEEMABLE MEMBERSHIP INTERESTS AND MEMBERS' EQUITY
Current liabilities:
   Current portion of long-term debt                                                                     $  3,803    $  3,031
   Accounts payable                                                                                        30,542      28,094
   Accrued expenses                                                                                        38,782      41,015
   Deferred service contract revenue                                                                       21,657      20,717
                                                                                                         --------    --------
       Total current liabilities                                                                           94,784      92,857
Long-term debt                                                                                            192,416     185,784
Other long-term obligations                                                                                 8,229      10,298
Deferred income taxes                                                                                       9,434      10,694
                                                                                                         --------    --------
       Total liabilities                                                                                  304,863     299,633
Commitments and contingencies
Minority interest                                                                                           1,872       3,221
Mandatorily redeemable membership interests:
   Class A membership interests, subject to put option, at cost                                             1,139       1,139
   Class C membership interests, subject to put option, at fair value                                          --          --
   Preferred member interest (at liquidation preference), including accrued
     dividends of $1,435 and  $871, respectively                                                           10,695      10,131
                                                                                                         --------    --------
             Total mandatorily redeemable membership interests                                             11,834      11,270
Members' equity:
   Membership interests                                                                                    54,410      54,410
   Additional paid-in capital                                                                               5,438       5,438
   Subscription note receivable                                                                              (380)       (380)
   Unearned compensation                                                                                     (114)       (204)
   Accumulated deficit                                                                                    (68,291)    (45,255)
   Accumulated other comprehensive loss                                                                    (2,802)     (6,279)
                                                                                                         --------    --------
   Members' equity                                                                                        (11,739)      7,730
                                                                                                         --------    --------
              Total mandatorily redeemable membership interests and members' equity                            95      19,000
                                                                                                         --------    --------
              Total liabilities, mandatorily redeemable membership interests and members' equity         $306,830    $321,854
                                                                                                         ========    ========

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                               WEIGH-TRONIX, LLC
                UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                                   QUARTER ENDED          SIX MONTHS ENDED
                                                                                    SEPTEMBER 30,          SEPTEMBER 30,
                                                                               ----------------------    --------------------
                                                                                    2001        2000        2001        2000
                                                                               ----------     --------   ---------   --------
Revenues:
   Product sales                                                                $ 47,806    $ 55,064    $ 97,137    $ 86,325
   Services                                                                       29,600      31,644      58,787      43,905
                                                                                 -------     -------    --------    --------
       Total revenues                                                             77,406      86,708     155,924     130,230

Cost of revenues:
   Cost of products sold                                                          34,407      47,073      69,321      69,756
   Cost of services                                                               12,594      21,250      25,245      30,670
                                                                                 -------     -------    --------    --------
       Total cost of revenues                                                     47,001      68,323      94,566     100,426
                                                                                 -------     -------    --------    --------
       Gross profit                                                               30,405      18,385      61,358      29,804

Operating expenses:
   Selling, general and administrative                                            25,360      26,638      52,773      38,670
   Depreciation and amortization                                                   3,542       3,874       7,322       5,102
   Restructuring charge                                                            4,721       1,939       5,214       1,939
                                                                                 -------     -------    --------    --------
       Operating loss                                                             (3,218)    (14,066)     (3,951)    (15,907)

Interest expense                                                                   5,484       6,014      11,023       8,294
Interest income                                                                     (147)       (153)       (239)       (204)
Other expense (income), net                                                       12,666      (4,645)     10,284      (4,670)
Equity in income of unconsolidated joint venture                                     (41)        (31)       (295)        (31)
                                                                                 -------     -------    --------    --------
       Loss before benefit for income taxes, minority interest in
         net loss of subsidiary and extraordinary item                           (21,180)    (15,251)    (24,724)    (19,296)

Income tax benefit                                                                (1,021)     (1,096)     (1,037)     (1,164)
Minority interest in net income (loss) of subsidiary                              (1,073)        (44)     (1,215)          2
                                                                                 -------     -------    --------    --------
       Loss before extraordinary item and dividend on preferred
         member interest                                                         (19,086)    (14,111)    (22,472)    (18,134)

Extraordinary loss, net of income tax benefit of $66                                  --          --          --      (2,549)
                                                                                 -------     -------    --------    --------
Loss before dividends on preferred member interest                               (19,086)    (14,111)    (22,472)    (20,683)
Dividends accrued on preferred member interest                                       299         276         564         330
                                                                                 -------     -------    --------    --------
Net loss attributable to members                                                $(19,385)   $(14,387)   $(23,036)   $(21,013)
                                                                                 =======     =======     =======     =======

                The accompanying notes are an integral part of
                    the consolidated financial statements.

                               WEIGH-TRONIX, LLC
                UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                               SIX MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                               -----------------
                                                                                               2001        2000
                                                                                               ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss attributable to members                                                         $(23,036)  $ (21,013)
   Adjustments to reconcile net loss
      to net cash  used in  operating activities:
       Extraordinary loss, net of income tax benefit                                              --       2,549
       Depreciation and amortization                                                           8,092       6,691
       Amortization of the inventory fair value adjustment                                        --      15,513
       Restructuring charges                                                                   5,214       1,939
       Net loss on sale of businesses                                                          8,917          --
       Equity in income of unconsolidated joint ventures                                        (295)        (31)
       Membership equity interest compensation                                                    90       1,760
       Interest expense, deferred financing costs                                                889         655
       Minority interest in net loss of subsidiary                                            (1,215)          2
       Deferred income taxes                                                                  (2,176)     (3,875)
       Dividends on preferred member interest                                                    564         330
       Gain on disposal of property and equipment                                               (103)        (60)
       Unrealized gain on foreign currency translation                                          (395)     (4,647)
       Loss on mark-to-market of financial instrument                                            383          --
       Changes in operating assets and liabilities,
        net of effect of acquisitions:
           Accounts receivable                                                                    65        (493)
            Inventories                                                                       (3,078)      1,674
            Prepaid expenses and other current assets                                         (1,399)       (777)
            Other assets                                                                         (70)        --
            Accounts payable                                                                   4,478      (5,152)
            Accrued expenses and deferred revenue                                             (4,047)       (843)
            Other liabilities                                                                   (572)         --
                                                                                            --------   ---------
           Net cash used in operating activities                                              (7,694)     (5,778)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment                                                    (3,013)     (1,693)
   Proceeds from sales of property and equipment                                                 600         176
   Acquisitions of businesses, net of cash acquired                                               --    (163,783)
   Proceeds from disposal of businesses                                                        4,742          --
   Proceeds from disposal of joint venture                                                       537          --
                                                                                            --------   ---------
                Net cash provided by (used in) investing activities                            2,866    (165,300)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments made on former senior revolving credit notes                                          --     (18,235)
   Payments made on former senior term notes                                                      --     (22,252)
   Payments made on former senior subordinated notes including prepayment penalty                 --     (16,044)
   Proceeds from term loans related to the Senior Credit Agreement                                --      70,000
   Payments made on term loans related to the Senior Credit Agreement                         (1,497)       (450)
   Proceeds from the revolving credit portion of the Senior Credit Agreement                  30,275      32,979
   Payments made on the revolving credit portion of the Senior Credit Agreement              (26,702)         --
   Proceeds from the Senior Subordinated Notes due on June 1, 2010                                --      95,891
   Proceeds from membership interests                                                             --      39,461
   Proceeds from preferred member interest                                                        --       9,260
   Payments made on capital lease obligations                                                     (6)        (17)
   Deferred financing costs                                                                       --     (11,742)
                                                                                            --------   ---------
                Net cash provided by financing activities                                      2,070     178,851
Effects of exchange rates on cash and cash equivalents                                          (662)     (1,960)
                                                                                            --------   ---------
Increase (decrease) in cash and cash equivalents                                              (3,420)      5,813

Cash and cash equivalents, beginning of the period                                             9,054       4,145
                                                                                            --------   ---------
Cash and cash equivalents, end of the period                                                $  5,634   $   9,958
                                                                                            ========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for interest                                                                   $  9,791   $   5,182
   Cash paid for income taxes                                                               $    807   $     959

                The accompanying notes are an integral part of
                    the consolidated financial statements.

1.   BASIS OF PRESENTATION

          Weigh-Tronix, LLC (the "Parent") is organized as a holding company and operates through various subsidiaries (collectively, the "Company" or "Weigh-Tronix"). The Company's fiscal year-end is March 31. The accompanying unaudited consolidated financial statements include the consolidated accounts of Weigh-Tronix, LLC and its subsidiaries and have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the Securities Act of 1933. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements have not been audited by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management, include all adjustments, consisting only of normal recurring adjustments, necessary to summarize fairly the Company's consolidated financial position, results of operations and cash flows.

          Results for the three and six months ended September 30, 2001 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The March 31, 2001 balance sheet contained herein has been derived from the Company's audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current period presentation.

2.   ACQUISITIONS AND DISPOSITIONS

     Acquisition of Avery Berkel

          During the six months ended September 30, 2001, $2,456 was paid for purchase accounting liabilities related to the acquisition of all of the outstanding stock of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel" and together, "Avery Berkel") on June 13, 2000. The following table summarizes activity with respect to purchase accounting liabilities for the six months ended September 30, 2001:




                                   EMPLOYEE     COSTS TO
                                  TERMINATION      EXIT       OTHER
                                     COSTS      BUSINESSES    COSTS      TOTAL
                                  -----------   ----------    -----      -----
     Balance at March 31, 2001      $ 2,657      $1,124        $623     $ 4,404
     Provisions recorded                193         355          --         548
     Cash payments                   (2,208)       (248)         --      (2,456)
                                    -------      ------        ----     -------
    Balance at September 30, 2001   $   642      $1,231        $623     $ 2,496
                                    =======      ======        ====     =======

          The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next ten (10) years. Ten (10) former Avery Berkel facilities had been closed and approximately 383 former Avery Berkel employees had been terminated as of September 30, 2001. The Company finalized its business integration plans with respect to its Indian operations during the quarter ended June 30, 2001 and, accordingly, recorded $193 in additional purchase accounting liabilities during the quarter with respect to employee termination costs for 147 employees. The communication of the employee termination benefits to these employees occurred prior to June 13, 2001. As of September 30, 2001, 137 of these employees had been terminated. Goodwill associated with the Avery Berkel acquisition and the related amortization were impacted as a result of these purchase accounting adjustments.

          The Company's German distribution facility, included in the above discussion of facility closures, was closed in the quarter ended
     September 30, 2001. In connection with the closure, the Company recorded a non-cash charge of $1,729 for the write-off of goodwill and other intangibles related to that operation.

     Dispositions

          On July 31, 2001, the operations and certain assets of Berkel Inc., an indirect wholly-owned subsidiary of the Company, were sold for total consideration of $8,400 resulting in a loss of $5,806. Included in this loss is a non-cash charge of approximately $7,600 for the write-off of goodwill and other intangibles related to the business. Of the $8,400 consideration, $1,500 of contingent consideration has been placed in escrow, $1,000 of which will be distributed pending the outcome of negotiations with the buyer relative to the level of net operating assets of Berkel Inc. at July 31, 2001. The remaining $500 will be settled in accordance with criteria defined in the purchase and sale agreement. Fees of approximately $815 were incurred in connection with the transaction, and $997 was paid to settle liabilities of Berkel Inc. that were retained by the Company. The net cash proceeds received of $5,088 were applied against the outstanding balance under the Senior Credit Agreement.

          On September 24, 2001 the Company sold its Spanish distribution subsidiary for a loss of approximately $1,500 pursuant to the Company's restructuring plan. In connection with this sale, the Company recorded a non-cash charge of approximately $140 related to the write-off of goodwill and other intangibles connected with that operation.

3.   RESTRUCTURING

          The following table summarizes activity during the six months ended September 30, 2001 with respect to reserves recorded in connection with the restructuring commencing in fiscal 2001 of certain of the Company's business operations:

                                     EMPLOYEE     COSTS TO
                                    TERMINATION      EXIT      OTHER
                                       COSTS      BUSINESSES   COSTS      TOTAL
                                       -----      ----------   -----      -----
     Balance at March 31, 2001        $   40      $1,082      $   570   $ 1,692
     Provisions recorded               2,184          --        3,030     5,214
     Cash payments                      (257)        (50)          --      (307)
     Non-cash payments                    --          --       (3,030)   (3,030)
                                      ------      ------      --------  -------
     Balance at September 30, 2001    $1,967      $1,032      $   570   $ 3,569
                                      ======      ======      ========  =======

          The Company's exit plans consist of (1) the closure of certain of the Company's legacy Salter Weigh-Tronix U.K. facilities; (2) the restructuring of the Company's North American manufacturing operations and (3) the restructuring of the Company's manufacturing facilities in India.

          The Company's restructuring plan for the U.K. incorporates the planned closing of one manufacturing facility, eight service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately $2,000 was accrued in the fiscal year ended March 31, 2001 to cover the cost of this restructuring. As of September 30, 2001, all of the employee terminations contemplated by the plan, a total of 98, had occurred.

          The restructuring plan in North America provides for the combining of the Santa Rosa, California manufacturing operation into the Fairmont, Minnesota manufacturing facility. Charges of $1,424 have been recorded to cover the cost of this plan, of which $521 was accrued in the six months ended September 30, 2001 coincident with the notification of affected employees. Of this amount, approximately $374 was recorded with respect to involuntary termination costs, $593 for facilities exit costs and $147 with respect to the impairment of long-lived assets and is included in "Other Costs" in the above table Of the 33 employees to be terminated, most of whom are production employees, 13 were terminated as of September 30, 2001.

          During the year ended March 31, 2001, $543 was accrued for facility exit costs. As of September 30, 2001, the facility has not been sublet and management will continue to assess the level of this reserve and increase the reserve if necessary.

          In July 2001 the Company communicated additional employee terminations to approximately 262 unionized production employees as a result of the restructuring plan in India. These costs, totaling approximately $1,810, were recorded as a restructuring charge in the quarter ended September 30, 2001. Additionally, a restructuring charge in the amount of $2,883 was recorded with respect to the impairment of long-lived assets in India and is included in "Other Costs" in the above table.

4.   LONG-TERM DEBT

     Long-term debt at September 30, 2001 is as follows:

                                                                INTEREST RATE AS
                                                                       OF
                                                                  SEPTEMBER 30,
                                                                      2001
                                                                      ----
U.S. senior revolving note                      $ 18,994              6.44%
U.K. senior revolving note                        17,269              8.46%
U.S. senior tranche A term loan                   27,668              6.44%
U.S. senior tranche B term loan                   37,768              6.94%
Canadian senior term note B                        1,717              6.94%
12.5% senior subordinated term notes              92,720             12.50%
Capital leases                                        83
                                                --------
Total debt                                       196,219
Less: current portion                              3,803
                                                --------
Long-term debt                                  $192,416
                                                ========

          On June 29, 2001, the Company and its lenders executed a third amendment to the Company's existing credit agreement (the "Amended and Restated Credit Agreement"). This amendment includes revisions to definitions of certain financial covenants included in the Amended and Restated Credit Agreement for clarification purposes. This amendment was effective upon execution.

          On November 19, 2001, the Company's bank group granted the Company a waiver, for September 30, 2001, of the leverage ratio financial covenant contained in the Amended and Restated Credit Agreement that was adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that are also projected to be impacted by the sale of Berkel Inc. Following the sale of Berkel, $5.1 million of the sale proceeds were used to pay down bank debt. The waiver and amendment included agreements relating to the Company's financial reporting and a commitment by the Company to deliver an updated business plan and cash-flow forecast to the bank group on or before January 11, 2002. This business plan and cash flow forecast is to be used to re-assess the Company's financial covenants and by February 7, 2002 (the "Reset date"), the Company and its lenders have committed to agree to appropriate levels for the Company's future financial covenants. Failure to agree to such amendments to the Company's future covenants by the Reset Date will comprise an immediate event of default.

          The Company had total letters of credit and guarantees outstanding as of September 30, 2001 of approximately $4,212.

     PREFERRED MEMBER INTEREST

          In connection with the Avery Berkel acquisition on June 13, 2000, the Company issued a [EURO $]10.0 million preferred member interest pursuant to a subscription agreement (the "Subscription Agreement") between the Company, SWT Finance B.V. (the "Issuer" of the 12.5% senior subordinated notes due 2010 (the "Notes")) and Marconi Corporation plc. The Subscription Agreement was a private transaction not subject to the requirements of the Securities Act of 1933 or 1934. The holder of the preferred member interest is entitled to dividends at a rate per annum equal to 12.0% through and including June 1, 2005, 15.0% from June 2, 2005 through and including December 1, 2005, and thereafter increasing by fifty basis points at the beginning of each subsequent six month period up to a maximum rate of 18.0%, in each case calculated on liquidation preference per preferred member interest. Dividends are cumulative and payable annually on each June 1, commencing on June 1, 2001.

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

     The preferred member interest, with respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix, ranks junior and is subordinated in right of payment to the prior payment in full of the Notes, amounts outstanding under the Senior Credit Agreement ("Senior Debt") and all other debt liabilities and obligations of Weigh-Tronix. The exchange notes issuable upon exchange of the preferred member interest will rank pari passu with the Notes.

          In the event of bankruptcy, liquidation or reorganization of the Company, the assets of Weigh-Tronix will be available to pay obligations on the preferred member interest only after all holders of the Notes, the Senior Debt and all other debt liabilities and obligations have been paid.

5.   INVENTORIES

     The components of net inventories are as follows:

                            SEPTEMBER 30,              MARCH 31,
                                2001                      2001
                            ------------              -----------
     Raw material            $ 7,656                   $ 7,662
     Work in process          11,387                    13,014
     Finished                 41,633                    40,057
                             -------                   -------
                             $60,676                   $60,733
                             =======                   =======

6.   INCOME TAXES

          The Company has recorded a tax benefit of $1,021 and $1,037 for the quarter and six months ended September 30, 2001, respectively. The Parent is a limited liability company and is thus not directly subject to U.S. federal or state income taxes. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit of $916 and $2,465 for the quarter and six months ended September 30, 2001, respectively. A tax benefit of $105 and a tax provision of $1,428 were recorded for the quarter and six months ended September 30, 2001, respectively, with respect to the Company's other foreign subsidiaries. No net tax benefit has been recorded with respect to U.S. consolidated tax losses for the three and six months ended September 30, 2001 as the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

          The Company recorded a tax benefit of $1,096 and $1,164 for the quarter and six months ended September 30, 2000, respectively. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit of $2,817 and $2,959 for the quarter and six months ended September 30, 2000, respectively, primarily due to the benefit associated with the amortization of the inventory fair value adjustment. Tax provisions of $1,721 and $1,795 were recorded for the quarter and six months ended September 30, 2000, respectively, with respect to the Company's other foreign subsidiaries. No net tax benefit was recorded with respect to U.S. consolidated tax losses for the six months ended September 30, 2000 as the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

          A valuation allowance has been established for the tax benefits of all net operating loss carryforwards, except for those jurisdictions with indefinite carryforward periods, and for those deductible temporary differences in jurisdictions where the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

7.   COMPREHENSIVE LOSS

Comprehensive loss and its components are as follows:

                                       QUARTER ENDED         SIX MONTHS ENDED
                                        SEPTEMBER 30           SEPTEMBER 30,
                                      --------------        -----------------
                                      2001      2000        2001         2000
                                      ----      ----        ----         ----
     Loss before dividends on
      Preferred Member Interest     $(19,086)  $(14,111)  $(22,472)   $(20,683)
     Other comprehensive income
      (loss)
     Foreign currency translation
      adjustment                       3,237     (1,696)     3,477      (2,494)
                                    --------   --------   --------    --------
        Comprehensive loss          $(15,849)  $(15,807)  $(18,995)   $(23,177)
                                    ========   ========   ========    ========

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

QUARTER ENDED SEPTEMBER 30,

                                        NORTH            REST OF
                                      AMERICAN            WORLD                            CORPORATE       CONSOLIDATED
                                     INDUSTRIAL         INDUSTRIAL        CONSUMER         AND OTHER           TOTAL
                                     -----------       -----------       ----------        ----------         -------
2001
----
External product revenues             $13,541           $ 26,436           $7,829            $   --          $ 47,806
External service revenues               4,037             25,563               --                --            29,600
                                      -------           --------           ------            ------         ---------
Total external revenues               $17,578           $ 51,999           $7,829            $   --          $ 77,406
                                      =======           ========           ======            ======          ========
Intersegment revenues                 $ 1,212           $    196           $   --            $   --          $  1,408
Gross profit                            5,659             22,396            2,350                --            30,405
Operating income (loss)                 1,169             (3,982)             647            (1,052)           (3,218)

2000
----
External product revenues             $14,633           $ 34,142           $6,289            $   --          $ 55,064
External service revenues               4,204             27,440               --                --            31,644
                                      -------           --------           ------            ------         ---------
Total external revenues               $18,837           $ 61,582           $6,289            $   --          $ 86,708
                                      =======           ========           ======            ======          ========
Intersegment revenues                 $ 1,042           $   (613)          $   --            $   --          $    429
Gross profit                            6,915              9,243            2,227                --            18,385
Operating income (loss)                 2,473            (13,605)           1,017            (3,899)          (14,014)

SIX MONTHS ENDED SEPTEMBER 30,

                                  NORTH         REST OF
                                 AMERICAN        WORLD                  CORPORATE         INTER-      CONSOLIDATED
                                INDUSTRIAL    INDUSTRIAL   CONSUMER     AND OTHER        SEGMENT          TOTAL
                                ----------    ----------   --------     ---------       --------          -----
2001
----
External product revenues         $26,722      $ 56,427     $13,988    $       --     $       --       $ 97,137
External service revenues           7,613        51,174          --            --             --         58,787
                                  -------      ---------    -------    ----------     ----------       --------
Total external revenues           $34,335      $107,601     $13,988    $       --     $       --       $155,924
                                  =======      ========     =======    ==========     ==========       ========
Intersegment revenues             $ 2,648      $    538     $    --    $       --     $       --       $  3,186
Gross profit                       11,380        45,675       4,303            --             --         61,358
Operating income (loss)             1,975        (4,729)      1,004        (2,201)            --         (3,951)

2000
----
External product revenues         $28,066      $ 47,312     $10,947    $       --     $       --       $ 86,325
External service revenues           7,875        36,030          --            --             --         43,905
                                  -------      ---------    -------    ----------     ----------       --------
Total external revenues           $35,941      $ 83,342     $10,947    $       --     $       --       $130,230
                                  =======      ========     =======    ==========     ==========       ========
Intersegment revenues             $ 1,969      $     36     $    --    $       --     $       --       $  2,005
Gross profit                       12,359        13,856       3,589            --             --         29,804
Operating income (loss)             3,378       (13,537)      1,003        (6,699)            --        (15,855)
September 30, 2001
Long-lived assets                  25,922       129,569       3,059         1,416             --        159,966
Total assets (1)                   86,901       379,856      15,965       337,561       (515,545)       304,738
March 31, 2001
Long-lived assets                  26,717       143,005       2,930         1,265             --        173,917
Total assets (1)                   92,294       440,885      13,947       326,880       (552,152)       321,854
Six months ended
   SEPTEMBER 30, 2001
Capital expenditures                  622         1,990         192           209             --          3,013
SIX MONTHS ENDED
   SEPTEMBER 30, 2000
Capital expenditures                  768           701         224            --             --          1,693

(1) At March 31, 2001, the total assets of the Corporate and Other segment included the assets of the Company's U.K. holding company ("Holding Company"). These assets consist mainly of its investment in 100 percent of the share capital of Avery Berkel, intercompany loans and intangible assets. Beginning in Fiscal 2002 the Holding Company is included in the Rest of World Industrial segment and therefore, the March 31, 2001 amounts have been restated.

     Net sales by customer location for the three and six months ended September 30, 2001 and 2000 were as follows:

                                  QUARTER ENDED            SIX MONTHS ENDED
                                  SEPTEMBER 30,              SEPTEMBER 30,
                              --------------------        ------------------
                              2001           2000          2001        2000
                              ----           ----          ----        ----
      Net revenues:
      United States         $17,090        $22,522      $ 37,175      $ 38,604
      United Kingdom         31,540         31,975        61,517        47,981
      Other                  28,776         32,211        57,232        43,645
                            -------        -------      --------      --------
                            $77,406        $86,708      $155,924      $130,230
                            =======        =======      ========      ========

     Long-lived assets by location as of September 30, 2001 and March 31, 2001 were as follows:

                       SEPTEMBER 30,           MARCH 31,
                           2001                  2001
                           ----                  ----
Long-lived assets:
  United States          $ 27,448              $ 28,693
  United Kingdom          116,784               129,807
  Other                    15,734                15,417
                         --------              --------
                         $159,966              $173,917
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

          Investments in subsidiaries are accounted for using the equity method; accordingly, entries necessary to consolidate the Company, guarantor subsidiaries and non-guarantor subsidiaries are reflected in the eliminations column. The financial statements were prepared using the same consolidation policies as presented in Note 1 - Basis of Presentation. The provision (benefit) for income taxes for both guarantor and non-guarantor subsidiaries has been allocated on the basis of actual income before taxes earned or loss before taxes incurred by these subsidiaries. Management asserts that separate complete financial statements of the issuer and subsidiary guarantors of the Notes would not provide additional material information that would be useful in assessing the financial composition of the guarantors or the sufficiency of the guarantees.

                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

        UNAUDITED CONSOLIDATED BALANCE SHEETS AS OF SEPTEMBER 30, 2001

                                                                                               NON-
                                                                              GUARANTOR      GUARANTOR
                                                      PARENT      ISSUER    SUBSIDIARIES   SUBSIDIARIES   ELIMINATIONS     TOTAL
                                                      ------      ------    ------------   ------------   ------------     -----
ASSETS
Current assets
    Cash and cash equivalents                        $      -    $   (134)      $  2,307       $  3,461      $       -    $  5,634
    Account receivables, net                                -         163         56,560         24,169        (11,860)     69,032
    Inventories, net                                        -           -         47,375         13,301              -      60,676
    Prepaid expenses and other current assets               -         110          1,283          5,388              -       6,781
    Deferred Income taxes                                   -           -          4,564            177              -       4,741
                                                     --------    --------       --------       --------      ---------    --------
       Total current assets                                 -         139        112,089         46,496        (11,860)    146,864

 Property, plant and equipment, net                         -           -         37,749          3,967              -      41,716
 Intangibles, net                                       1,122           -         77,057         20,743              -      98,922
 Deferred financing costs, net                              -           -         10,238              -              -      10,238
 Investment in unconsolidated joint ventures                -           -            712          2,909                      3,621
 Other long-term assets                                     -           -             64          5,405              -       5,469
 Investments in subsidiaries                             (817)          -        204,756              -       (203,939)          -
 Intercompany receivables                                 745     211,669        115,192         39,565       (367,171)          -
                                                     --------    --------       --------       --------      ---------    --------
       Total assets                                  $  1,050    $211,808       $557,857       $119,085      $(582,970)   $306,830
                                                     ========    ========       ========       ========      =========    ========
LIABILITIES, MANDATORILY REDEEMABLE
 MEMBERSHIP INTERESTS AND MEMBERS' EQUITY
Current liabilities
    Current portion of long-term debt                $      -    $  3,759       $     16       $     28      $       -    $  3,803
    Accounts payable                                        -           -         31,317         11,084        (11,859)     30,542
    Accrued expenses                                      (40)      5,641         24,080          9,048             53      38,782
    Deferred service contract revenue                       -           -         13,244          8,413              -      21,657
                                                     --------    --------       --------       --------      ---------    --------
       Total current liabilities                          (40)      9,400         68,657         28,573        (11,806)     94,784

Long-term debt                                              -     190,660          1,701             55              -     192,416
Other long-term obligations                                 -           -            499          7,730              -       8,229
Deferred income taxes                                       -       1,589          2,116          5,729              -       9,434
Intercompany loans                                        995       3,140        352,764         10,271       (367,170)          -
                                                     --------    --------       --------       --------      ---------    --------
       Total liabilities                                  955     204,789        425,737         52,358       (378,976)    304,863

Commitments and contingencies
Minority interest                                           -           -              -          1,872              -       1,872
Mandatorily redeemable membership interests
     Class A membership interests, subject to
         put option, at Cost                            1,139           -              -              -              -       1,139
     Class C membership interests, subject to
         put option, at fair value                          -           -              -              -              -           -
     Preferred member interest (at liquidation
        preference), including accrued dividends
        of $1,435                                      10,695           -              -              -              -      10,695
                                                     --------    --------       --------       --------      ---------    --------
        Total mandatorily redeemable membership
            Interests                                  11,834           -              -              -              -      11,834

Members' equity:
    Share Capital                                           -           -        173,839         76,050       (249,889)          -
    Membership interests                               54,410       4,225         14,129            372        (18,726)     54,410
    Additional paid-in capital                          5,438           -              -              -              -       5,438
    Subscription note receivable                         (380)          -              -              -              -        (380)
    Unearned compensation                                (114)          -              -              -              -        (114)
    Retained earnings (accumulated deficit)           (68,291)      2,794        (54,679)       (10,146)        62,031     (68,291)
    Accumulated other comprehensive loss               (2,802)          -         (1,169)        (1,421)         2,590      (2,802)
                                                     --------    --------       --------       --------      ---------    --------
        Members' equity                               (11,739)      7,019        132,120         64,855       (203,994)    (11,739)
                                                     --------    --------       --------       --------      ---------    --------
        Total mandatorily redeemable
            membership interests
            And members' equity                            95       7,019        132,120         64,855       (203,994)         95
                                                     --------    --------       --------       --------      ---------    --------
        Total liabilities,  mandatorily
         redeemable membership
            interests and members' equity            $  1,050    $211,808       $557,857       $119,085      $(582,970)   $306,830
                                                     ========    ========       ========       ========      =========    ========

                              WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2001


                                                                                          NON-
                                                                         GUARANTOR      GUARANTOR
                                                  PARENT      ISSUER    SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                  ------      ------    ------------  ------------     ------------        -----
Revenues:
      Product                                   $      -     $     -      $ 46,517        $11,883         $(10,594)       $ 47,806
      Services                                         -           -        22,788          6,812                -          29,600
                                                --------     -------      --------        -------         --------        --------
        Total Revenues                                 -           -        69,305         18,695          (10,594)         77,406

Cost of Revenues
     Cost of products sold                             -           -        36,281          8,720          (10,594)         34,407
     Cost of services                                  -           -         9,628          2,966                -          12,594
                                                --------     -------      --------        -------         --------        --------
        Total cost of revenues                         -           -        45,909         11,686          (10,594)         47,001
                                                --------     -------      --------        -------         --------        --------
        Gross Profit                                   -           -        23,396          7,009                -          30,405

Operating expenses:
Selling, general and administrative                   45          36        19,808          5,471                -          25,360
Depreciation and amortization                         15           -         2,806            721                -           3,542
Restructuring charge                                   -           -            28          4,693                -           4,721
                                                --------     -------      --------        -------         --------        --------
        Operating income (loss)                      (60)        (36)          754         (3,876)               -          (3,218)

Interest expense                                       -       4,863         6,570             75           (6,024)          5,484
Interest income                                        -      (5,044)         (574)          (553)           6,024            (147)
Other (income) expense, net                            -       3,270         7,244          2,152                -          12,666
Equity in income of unconsolidated joint
   venture                                             -           -           (20)           (21)               -             (41)
Equity in loss of consolidated subsidiaries       19,026           -             -              -          (19,026)              -
                                                --------     -------      --------        -------         --------        --------
   Loss before benefit for
       income taxes and minority interest in
       loss of subsidiary                        (19,086)     (3,125)      (12,466)        (5,529)          19,026         (21,180)
Provision (benefit) for income taxes                   -      (1,376)         (186)           541                -          (1,021)
Minority interest in net loss  of subsidiary           -           -             -         (1,073)               -          (1,073)
                                                --------     -------      --------        -------         --------        --------
Loss before dividends on
    Preferred member interest                    (19,086)     (1,749)      (12,280)        (4,997)          19,026         (19,086)
Dividends accrued on preferred
    member interest                                  299           -             -              -                -             299
                                                --------     -------      --------        -------         --------        --------
Net loss attributable to members                $(19,385)    $(1,749)     $(12,280)       $(4,997)        $ 19,026        $(19,385)
                                                ========     =======      ========        =======         ========        ========


                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

             UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR
                    THE SIX MONTHS ENDED SEPTEMBER 30, 2001


                                                                                        NON-
                                                                       GUARANTOR      GUARANTOR
                                                PARENT      ISSUER    SUBSIDIARIES  SUBSIDIARIES     ELIMINATIONS        TOTAL
                                                ------      ------    ------------  ------------     ------------        -----
Revenues:
     Product                                  $      -   $      -      $ 85,417        $24,092          $(12,372)      $ 97,137

     Services                                        -          -        45,519         13,268                 -         58,787
                                              --------   --------      --------        -------          --------       --------
        Total Revenues                               -          -       130,936         37,360           (12,372)       155,924

Cost of Revenues
     Cost of products sold                           -          -        63,969         17,724           (12,372)        69,321
     Cost of services                                -          -        19,415          5,830                 -         25,245
                                              --------   --------      --------        -------          --------       --------
        Total cost of revenues                       -          -        83,384         23,554           (12,372)        94,566
                                              --------   --------      --------        -------          --------       --------
        Gross Profit                                 -          -        47,552         13,806                 -         61,358

Operating expenses:
Selling, general and administrative                 90        188        40,925         11,570                 -         52,773
Depreciation and amortization                       30          -         5,877          1,415                 -          7,322
Restructuring charge                                 -          -           521          4,693                 -          5,214
                                              --------   --------      --------        -------          --------       --------
        Operating income (loss)                   (120)      (188)          229         (3,872)                -         (3,951)

Interest expense                                     -      9,889        13,064            147           (12,077)        11,023
Interest income                                      -    (10,065)       (1,133)        (1,118)           12,077           (239)
Other (income) expense, net                          -       (200)        8,380          2,104                 -         10,284
Equity in income of unconsolidated
    joint venture                                    -          -             -           (295)                -           (295)
Equity in loss of consolidated subsidiaries     22,352          -             -              -           (22,352)             -
                                              --------   --------      --------        -------          --------       --------
     Income (loss) before provision
(benefit) for income taxes and minority
interest in loss of subsidiary                 (22,472)       188       (20,082)        (4,710)           22,352        (24,724)
Provision (benefit) for income taxes                 -         66        (1,606)           503                 -         (1,037)
Minority interest in loss of subsidiary              -          -             -         (1,215)                -         (1,215)
                                              --------   --------      --------        -------          --------       --------
Income (loss) before dividends on
    preferred member interest                  (22,472)       122       (18,476)        (3,998)           22,352        (22,472)

Dividends accrued on preferred
    member interest                                564          -             -              -                 -            564
                                              --------   --------      --------        -------          --------       --------
Net income (loss) available (attributable)
    to members                                $(23,036)  $    122      $(18,476)       $(3,998)         $ 22,352       $(23,036)
                                              ========   ========      ========        =======          ========       ========


                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2001

                                                                                              NON-
                                                                            GUARANTOR       GUARANTOR
                                                       PARENT     ISSUER   SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS      TOTAL
                                                       ------     ------   ------------    ------------    ------------      -----
Net cash provided by (used in) operating activities    $    -   $  1,847    $(12,340)        $ 2,879           $(80)      $ (7,694)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Expenditures for property and equipment                 -          -      (2,527)           (486)             -         (3,013)
    Proceeds from sales of property and equipment           -          -         496             104              -            600
    Proceeds from disposal of businesses                    -     (1,812)      6,511              43              -          4,742
    Proceeds from disposal of joint venture                 -          -           -             537              -            537
                                                       ------   --------    --------         -------           ----        -------
        Net cash provided by (used in)
         investing activities                               -     (1,812)      4,480             198              -          2,866
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments made on term loans related to the
    Senior Credit Agreement                                 -     (1,497)          -               -              -         (1,497)
Proceeds from the revolving credit portion
   of the Senior Credit Agreement                           -     30,275           -               -                        30,275
Payments made on the revolving credit portion
    of the Senior Credit Agreement                          -    (26,702)          -               -              -        (26,702)
Payments made on capital lease obligations                  -          -           -              (6)             -             (6)
Intercompany loans                                          -     (2,381)      3,450          (1,149)            80              -
                                                       ------   --------    --------         -------           ----        -------
        Net cash provided by (used in)
         financing activities                               -       (305)      3,450          (1,155)            80          2,070

Effects of exchange rates on cash and cash equivalents      -          -       2,419          (3,081)             -           (662)

Net decrease in cash and cash equivalents                   -       (270)     (1,991)         (1,159)             -         (3,420)
Cash and cash equivalents, beginning of the period          -        136       4,298           4,620              -          9,054
                                                       ------   --------    --------         -------           ----        -------
Cash and cash equivalents, end of the period           $    -   $   (134)   $  2,307         $ 3,461           $  -        $ 5,634
                                                       ======   ========    ========         =======           ====        =======


                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

               CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2001

                                                                                                 NON-
                                                                               GUARANTOR       GUARANTOR
                                                      PARENT      ISSUER     SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                                      ------      ------     ------------    ------------    ------------    ----
ASSETS
Current Assets
    Cash and cash equivalents                      $      -    $    136       $  4,298         $  4,620      $       -     $  9,054
    Account receivables, net                            744         673         59,536           24,148        (15,673)      69,428
    Inventories, net                                      -           -         49,511           11,310            (88)      60,733
    Prepaid expenses and other current assets             -          18          1,095            3,704              -        4,817
    Deferred Income taxes                                 -           -          2,754            1,151              -        3,905
                                                   --------    --------       --------         --------      ---------     --------
       Total current assets                             744         827        117,194           44,933        (15,761)     147,937

 Property, plant and equipment, net                       -           -         39,458            4,146              -       43,604
 Intangibles, net                                     1,152           -         85,356           23,864              -      110,372
 Deferred financing costs, net                            -           -         10,775                -              -       10,775
 Investment in unconsolidated joint ventures              -           -            661            3,182                       3,843
 Other long-term assets                                   -           -             64            5,259              -        5,323
 Investments in subsidiaries                         18,099           -        204,756                -       (222,855)           -
 Intercompany receivables                                 -     200,647          9,579           24,495       (234,721)           -
                                                   --------    --------       --------         --------      ---------     --------
       Total assets                                $ 19,995    $201,474       $467,843         $105,879      $(473,337)    $321,854
                                                   ========    ========       ========         ========      =========     ========

LIABILITIES, MANDATORILY REDEEMABLE MEMBERSHIP
INTERESTS AND MEMBERS' EQUITY
Current Liabilities
    Current portion of long-term debt              $      -    $  2,987       $     16         $     28      $       -     $  3,031
    Accounts payable                                      -         538         31,444           11,803        (15,691)      28,094
    Accrued expenses                                      -       5,441         31,601            3,973              -       41,015
    Deferred service contract revenue                     -           -         16,923            3,794              -       20,717
                                                   --------    --------       --------         --------      ---------     --------
       Total current liabilities                          -       8,966         79,984           19,598        (15,691)      92,857

Long-term debt                                            -     184,022          1,715               47              -      185,784
Other long-term obligations                               -           -          2,922            7,376              -       10,298
Deferred income taxes                                     -       1,589          4,138            4,967              -       10,694
Intercompany loans                                      995           -        232,438            1,192       (234,625)           -
                                                   --------    --------       --------         --------      ---------     --------
       Total liabilities                                995     194,577        321,197           33,180       (250,316)     299,633

Commitments and contingencies
Minority interest                                         -           -              -            3,221              -        3,221
Mandatorily redeemable interests:
    Class A membership interests, subject to
       put Option, at cost                            1,139           -              -                -              -        1,139
    Class C membership interests, subject to put
       Option, at fair market value                       -           -              -                -              -            -
    Preferred member interest, including accrued
      dividends of $871                              10,131           -              -                -              -       10,131
                                                   --------    --------       --------         --------      ---------     --------
      Total mandatorily redeemable membership
           interests                                 11,270           -              -                -              -       11,270
Members' equity:
    Share capital                                         -           -        173,839           76,050       (249,889)           -
    Membership interests                             54,410       4,225         14,129              372        (18,726)      54,410
    Additional paid-in capital                        5,438           -              -                -              -        5,438
    Subscription note receivable                       (380)          -              -                -              -         (380)
    Unearned compensation                              (204)          -              -                -              -         (204)
    Retained earnings (accumulated deficit)         (45,255)      2,672        (36,203)          (6,148)        39,679      (45,255)
    Accumulated other comprehensive loss             (6,279)          -         (5,119)            (796)         5,915       (6,279)
                                                   --------    --------       --------         --------      ---------     --------
         Members' equity                              7,730       6,897        146,646           69,478       (223,021)       7,730
                                                   --------    --------       --------         --------      ---------     --------
         Total mandatorily redeemable membership
             interests and members' equity           19,000       6,897        146,646           69,478       (223,021)      19,000
                                                   --------    --------       --------         --------      ---------     --------
         Total liabilities, mandatorily redeemable
             membership interests and members'
             equity                                $ 19,995    $201,474       $467,843         $105,879      $(473,337)    $321,854
                                                   ========    ========       ========         ========      =========     ========


                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE QUARTER ENDED SEPTEMBER 30, 2000


                                                                                NON-
                                                           GUARANTOR         GUARANTOR
                                 PARENT        ISSUER     SUBSIDIARIES      SUBSIDIARIES         ELIMINATIONS            TOTAL
                                 ------        ------     ------------      ------------         ------------            -----
Revenues:
   Products                    $      -       $     -        $ 48,879            $11,729           $ (5,544)           $ 55,064
   Services                           -             -          24,995              7,523               (874)             31,644
                               --------       -------        --------            -------           --------            --------
      Total revenues                  -             -          73,874             19,252             (6,418)             86,708

Cost of revenues:
   Cost of products sold              -             -          41,379             11,238             (5,544)             47,073
   Cost of services                   -             -          16,734              5,390               (874)             21,250
                               --------       -------        --------            -------           --------            --------
      Total cost of revenues          -             -          58,113             16,628             (6,418)             68,323
                               --------       -------        --------            -------           --------            --------
      Gross profit                    -             -          15,761              2,624                  -              18,385

Operating expenses:
   Selling, general and              46             -          20,052              6,540                  -              26,638
   administrative
   Depreciation and                  18            11           3,608                237                  -               3,874
   amortization
   Restructuring charge               -             -           1,939                  -                  -               1,939
                               --------       -------        --------            -------           --------            --------
      Operating loss                (64)          (11)         (9,838)            (4,153)                 -             (14,066)

Interest expense                   (951)          196           6,777                 97               (105)              6,014
Interest income                       -             -             (68)              (190)               105                (153)
Other (income) expense, net           -        (3,915)           (848)               118                  -              (4,645)
Equity in income of
unconsolidated joint
ventures                              -             -             (31)                 -                  -                 (31)
Equity in loss of consolidated
subsidiaries                     14,998             -               -                  -            (14,998)                  -
                               --------       -------        --------            -------           --------            --------
      Loss before provision
      (benefit) for income
      taxes and minority
      interests in loss of
      subsidiary                (14,111)        3,708         (15,668)            (4,178)            14,998             (15,251)

Provision (benefit) for income
taxes                                 -         1,568          (3,114)               450                  -              (1,096)
Minority interest in loss of
subsidiary                            -             -               -                (44)                 -                 (44)
                               --------       -------        --------            -------           --------            --------
      Income (loss) before
      dividends on
      preferred member interest (14,111)        2,140         (12,554)            (4,584)            14,998             (14,111)

Dividends accrued on preferred
member interest                     276             -               -                  -                  -                 276
                               --------       -------        --------            -------           --------            --------
      Net income (loss)
      available (attributable)
      to members               $(14,387)      $ 2,140        $(12,554)           $(4,584)          $ 14,998            $(14,387)
                               ========       =======        ========            =======           ========            ========

                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

               UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                                                  NON-
                                                              GUARANTOR         GUARANTOR
                                   PARENT        ISSUER     SUBSIDIARIES      SUBSIDIARIES        ELIMINATIONS          TOTAL
                                  ---------      -------    ------------      ------------        ------------        ---------
Revenues:
    Products                      $      -       $     -      $ 78,834           $15,381            $ (7,890)            $86,325
    Services                             -             -        35,224             9,729              (1,048)             43,905
                                  --------        ------      --------           -------            --------           ---------
        Total revenues                   -             -       114,058            25,110              (8,938)            130,230

Cost of revenues:
    Cost of products sold                -             -        63,633            14,013              (7,890)             69,756
    Cost of services                     -             -        24,827             6,891              (1,048)             30,670
                                  --------        ------      --------           -------            --------           ---------
        Total cost of
        revenues                         -             -        88,460            20,904              (8,938)            100,426
                                  --------        ------      --------           -------            --------           ---------
        Gross profit                     -             -        25,598             4,206                   -              29,804

Operating expenses:
    Selling, general and
    administrative                   1,760             -        29,299             7,611                   -              38,670
    Depreciation and
    amortization                        18            21         4,768               295                   -               5,102
    Restructuring charge                 -             -         1,939                 -                   -               1,939
                                  --------        ------      --------           -------            --------           ---------
        Operating loss              (1,778)          (21)      (10,408)           (3,700)                  -             (15,907)
Interest expense                        41           299         7,959               158                (163)              8,294
Interest income                          -             -          (101)             (266)                163                (204)
Other (income) expense, net              -        (4,966)          178               118                   -              (4,670)
Equity in (income) of
unconsolidated joint ventures            -             -           (31)                -                   -                 (31)
Equity in loss of
consolidated subsidiaries           17,913             -             -                 -             (17,913)                  -
                                  --------        ------      --------           -------            --------           ---------
        Income (loss)
        before provision
        (benefit) for income
        taxes and minority
        interests in loss of
        subsidiary                 (19,732)        4,646       (18,413)           (3,710)             17,913             (19,296)

Provision (benefit) for
income taxes                             -         1,568        (3,179)              447                   -              (1,164)
Minority interest in loss of
subsidiary                               -             -             -                 2                   -                   2
                                  --------        ------      --------           -------            --------           ---------
        Income (loss)
        before
        extraordinary loss
        and dividends on
        preferred member
        interest                   (19,732)        3,078       (15,234)           (4,159)             17,913             (18,134)

Extraordinary loss, net of
income tax
benefit of $66                        (951)       (1,044)         (544)              (10)                  -              (2,549)
                                  --------        ------      --------           -------            --------           ---------
        Income (loss)
        before dividends on
        preferred member
        interest                   (20,683)        2,034       (15,778)           (4,169)             17,913             (20,683)
                                  --------        ------      --------           -------            --------           ---------

Dividends accrued on preferred
member interest                        330             -             -                 -                   -                 330
                                  --------        ------      --------           -------            --------           ---------
        Net income (loss)
        available
        (attributable) to
        members                   $(21,013)       $2,034      $(15,778)          $(4,169)           $ 17,913           $ (21,013)
                                  ========        ======      ========           =======            ========           =========

                               WEIGH-TRONIX, LLC
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands)

9.   GUARANTORS OF DEBT (CONTINUED)

          UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE SIX MONTHS ENDED SEPTEMBER 30, 2000

                                                                                            NON-
                                                                         GUARANTOR        GUARANTOR
                                                  PARENT     ISSUER    SUBSIDIARIES    SUBSIDIARIES    ELIMINATIONS    TOTAL
                                                  ------     ------    ------------    ------------    ------------    -----
 Net cash used in operating activities          $      -  $ (12,508)       $   7,407          $(1,010)        $ 333   $  (5,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Expenditures for property and equipment             -          -           (1,578)            (115)            -      (1,693)
   Proceeds from sales of property and
equipment                         -                               -               88               88             -         176
   Acquisition of businesses, net of cash
acquired                                               -          -         (163,783)                             -    (163,783)
                                                --------  ---------        ---------          -------         -----   ---------
    Net cash used in investing activities              -          -         (165,273)             (27)            -    (165,300)

CASH FLOWS FROM FINANCING ACTIVITIES:                  -    (38,747)          (1,740)               -             -     (40,487)
Payments made on former senior debt
Payments made on former senior subordinated
notes                                                       (16,044)               -                -             -     (16,044)
Proceeds from term loans related to the
   Senior Credit Agreement
                                                       -     67,810            2,190                -             -      70,000
Payments made on the Senior Credit Agreement           -          -             (450)               -             -        (450)
Proceeds from the revolving credit portion of
   the Senior Credit Agreement                         -     32,979                -                -             -      32,979
Proceeds from the Senior Subordinated Notes,
   due September1, 2010                                -     95,891                -                -             -      95,891

Proceeds from membership interests                39,461          -                -                -             -      39,461

Proceeds from preferred member interest            9,260          -                -                -             -       9,260

Payments made on capital lease obligations             -        312             (312)             (17)            -         (17)

Deferred financing costs                               -          -          (11,742)               -             -     (11,742)

Intercompany loans                               (48,721)  (128,466)         172,266            4,921             -           -
                                                --------  ---------        ---------          -------         -----   ---------
   Net cash provided by financing activities           -     13,735          160,212            4,904             -     178,851
   Effect of exchange rates on cash and cash
   equivalents                                         -     (1,072)            (729)             174          (333)     (1,960)
                                                --------  ---------        ---------          -------         -----   ---------
   Net increase in cash and cash equivalents           -        155            1,617            4,041             -       5,813

   Cash and cash equivalents, beginning of
   the period                                          -        527            2,857              761             -       4,145
                                                --------  ---------        ---------          -------         -----   ---------
   Cash and cash equivalents, end of period     $      -  $     682        $   4,474          $ 4,802         $   -   $   9,958


10.  RECENTLY ISSUED ACCOUNTING STANDARDS

          In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), " Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The provisions of FAS 141 will be effective for the Company's business acquisitions that are consummated after July 1,2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of the beginning of fiscal 2003. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new standards on its financial statements.

          In October 2001, the FASB issued Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of
     a Segment of a Business."   FAS 144 is effective for financial statements
     issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2001


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

  Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the six months ended September 30, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Recent Developments

  On July 31, 2001, the operations and certain assets of Berkel Inc. ("Berkel North America Slicer business" or "Berkel"), an indirect wholly-owned subsidiary of the Company, were sold for total consideration of $8.4 million resulting in a loss of $5,806. Included in this loss is a non-cash charge of approximately $7.6 million for the write-off of goodwill and other intangibles related to Berkel. Of the $8.4 million consideration, $1.5 million of contingent consideration has been placed in escrow, $1.0 million of which will be distributed pending the outcome of negotiations with the buyer relative to the level of net operating assets of Berkel at July 31, 2001. The remaining $0.5 million will be settled in accordance with criteria defined in the purchase and sale agreement. Fees of approximately $0.9 million were incurred in connection with the transaction, and $0.9 million was paid to settle liabilities of Berkel Inc. that were retained by the Company. The net cash proceeds received of $5.1 million were applied against the outstanding balance under the Company's Amended and Restated Credit Agreement (the "Senior Credit Agreement") in accordance with the terms thereof.

  On September 24, 2001 the Company sold its Spanish distribution subsidiary for a loss of approximately $1.5 million pursuant to the Company's restructuring plan of the Avery Berkel operation. In connection with this sale, the Company recorded a non-cash charge of approximately $0.1 million related to the write-off of goodwill and other intangibles connected with that operation.

     Also as part of the restructuring plan, the Company closed its German distributorship and recorded charges of approximately $1.7 million for the write-off of goodwill and other intangibles related to the operation.

     On November 19, 2001, the Company's bank group granted the Company a waiver, for September 30, 2001, of the leverage ratio financial covenant contained in the Amended and Restated Credit Agreement that was adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that are also projected to be impacted by the sale of Berkel Inc. Following the sale of Berkel, $5.1 million of the sale proceeds were used to pay down bank debt. The waiver and amendment included agreements relating to the Company's financial reporting and a commitment by the Company to deliver an updated business plan and cash-flow forecast to the bank group on or before January 11, 2002. This business plan and cash flow forecast is to be used to re-assess the Company's financial covenants and by February 7, 2002 (the "Reset date"), the Company and its lenders have committed to agree to appropriate levels for the Company's future financial covenants. Failure to agree to such amendments to the Company's future covenants by the Reset Date will comprise an immediate event of default.

RESULTS OF OPERATIONS

  The following discussion compares the results of operations for the three and six months ended September 30, 2001 with the three and six months ended September 30, 2000.

  Weigh-Tronix, LLC is organized for management purposes into three reportable segments: the North American Industrial division, the Rest of World Industrial division and the Consumer division.

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

  The following table details the Company's sales and earnings before interest, taxes, depreciation and amortization, before extraordinary items and certain non-recurring and one-time charges ("Adjusted EBITDA") in the three and six months ended September 30, 2001 and 2000.

  We have included presentations of EBITDA as defined above. Management believes that the inclusion of supplemental adjustments to the unaudited consolidated statements of operations that are applied in presenting EBITDA are appropriate to reflect the Company's ongoing operations.

                                                                 QUARTER ENDED                        SIX MONTHS ENDED
                                                                 SEPTEMBER 30,                         SEPTEMBER 30,
                                                             ----------------------               ------------------------
                                                             2001             2000                2001                2000
                                                             ----             ----                ----                ----
                                                                (In thousands)                        (In thousands)
NET SALES                                                 $ 77,406         $ 86,708            $155,924            $130,230
                                                          --------         --------            --------            --------
NET LOSS ATTRIBUTABLE TO MEMBERS                          $(19,385)        $(14,387)           $(23,036)           $(21,013)

Add back interest and taxes:
 Interest expense                                            5,484            6,014              11,023               8,294
 Interest income                                              (147)            (153)               (239)               (204)
 Dividends accrued on preferred interest                       299              276                 564                 330
 Benefit for income taxes                                   (1,021)          (1,096)             (1,037)             (1,164)
 Minority interest in income (loss) of subsidiary           (1,073)             (44)             (1,215)                  2
 Other (income) expense                                     12,666           (4,593)             10,284              (4,618)
 Depreciation and amortization                               3,925            4,916               8,125               6,691
 Amortization of inventory step-up                               -           13,114                   -              15,513
                                                          --------         --------            --------            --------
EBITDA, AS DEFINED (1)                                         748            4,047               4,469               3,831
Add back non-recurring or one-time charges:
 Nonrecurring charges included in SG&A, as defined (2)       3,267            2,517               5,641               4,454
 Restructuring charge                                        4,721            1,939               5,214               1,939
 Extraordinary loss, net of income tax benefit                   -                -                   -               2,549
                                                          --------         --------            --------            --------
                                                             7,988            4,456              10,855               8,942
                                                          --------         --------            --------            --------
ADJUSTED EBITDA, AS DEFINED (3)                           $  8,736         $  8,503            $ 15,324            $ 12,773
                                                          ========         ========            ========            ========


(1) EBITDA is defined as income (loss) before income taxes, extraordinary loss, interest expense, interest income and depreciation and amortization. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: a) operating income as an indicator of operating performance or (b) cash flows from operation, financing or investing activities as a measure of liquidity. EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

(2) Non-recurring charges included in SG&A in the three months ended
    September 30, 2001 include: (a) other charges relating to the restructuring of the Company's operations in India totaling $0.3 million; (b) other charges relating to the restructuring of the Company's North American manufacturing operations totaling $0.9 million; (c) $1.4 million relating to the Company's continuing restructuring of its U.K. and European operations;
    (d) $0.3 million relating to the marketing of the Company's consumer business; (e) $0.2 million relating to legal and professional fees for the sale of the Company's North American slicer business; and (f) $0.2 million other non-recurring charges.

(3) Adjusted EBITDA equals EBITDA as defined in (1) in above adjusted for income and expense items which management believes are either recurring, non-cash or both. Adjusted EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a) operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. Adjusted EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

     The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.

                                           QUARTER ENDED     SIX MONTHS ENDED
                                           SEPTEMBER 30,      SEPTEMBER 30,
                                           -------------      --------------
                                           2001     2000      2001      2000
                                           ----     ----      ----      ----
INCOME STATEMENT DATA:
Revenues...............................  100.0%   100.0%    100.0%    100.0%
Cost of revenues.......................   60.7     78.8      60.7      77.1
Gross profit...........................   39.3     21.2      39.3      22.9
Operating expenses:
Selling, general and administrative....   32.8     30.7      33.9      29.7
Depreciation and amortization..........    4.6      4.5       4.7       3.9
Restructuring charge...................    2.4      2.2       3.3       1.5
Operating loss.........................  (0.5)%  (16.2)%    (2.6)%   (12.2)%
SUPPLEMENTAL: (1)
Cost of revenues.......................   60.7%    63.7%     60.7%     65.2%
 Gross profit..........................   39.3     36.3      39.3      34.8
Operating expenses:
Selling, general and administrative....   32.8     30.7      33.9      29.7
Depreciation and amortization..........    4.6      4.5       4.7       3.9
Restructuring charge..................     2.4      2.2       3.3       1.5
 Operating loss........................  (0.5)%    (1.1)%    (2.6)%    (0.3)%

--------------------------
(1) Gross profit for the quarter and six months ended September 30, 2000 reflects higher cost of sales due to the amortization charge of $13.1 million and $15.5 million, respectively, relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before September 30, 2000. The supplemental presentation of cost of revenue excludes the impact of the inventory fair value adjustment amortization.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenues

     Revenues decreased by $9.3 million, or 10.7%, from $86.7 million for the three months ended September 30, 2000 to $77.4 million for the three months ended September 30, 2001. The decrease comprised: (1) a decrease in the sales of the Rest of World Industrial division of $9.6 million or 15.6%, to $52.0 million from $61.6 million for the three months ended September 30, 2000, largely due to the impact of the disposal of the Berkel North America Slicer business; (2) a decrease in sales in the North American Industrial division of $1.2 million or 6.4%, to $17.6 million from $18.8 million for the three months ended September 30, 2000; and (3) an increase in sales of the Consumer division of $1.5 million or 23.8%, to $7.8 million in the three months ended September 30, 2001 from $6.3 million for the three months ended September 30, 2000.

     On a pro forma basis, after giving effect to the disposal of the Berkel North America Slicer business as if it had occurred on July 1, 2000, total revenues decreased by $2.9 million, or 3.7%, from $78.5 million for the three months ended September 30, 2000 to $ 75.6 million for the three months ended September 30, 2001.

     The decrease in revenues in the Rest of World Industrial division was primarily attributable to: (1) the impact of the sale of the Berkel North America Slicer business in July 2001, contributing approximately $6.4 million to the decrease; (2) a decrease in sales of approximately $1.4 million for the quarter ended September 30, 2001 from the prior year due to the closure and sale of our German and Spanish businesses, respectively; and (3) unfavorable foreign exchange rate movements. Unfavorable movements in the U.S. Dollar to U.K. Sterling foreign exchange rates between the quarters ended September 30, 2000 and 2001 impacted the Dollar reported sales of the Rest of the World Industrial division by approximately $1.8 million for the quarter ended September 30, 2001.

     On a pro forma basis, after giving effect to the disposal of the Berkel North America Slicer business and the closure and sale of our German and Spanish businesses, respectively, as if they had occurred on July 1, 2000, revenue of the Rest of World Industrial division would have decreased by $3.2 million, or 6.0%, from $53.4 million for the three months ended September 30, 2000 to $50.2 million for the three months ended September 30, 2001, including the adverse foreign currency impact described above.

     The decrease in revenues in the North American Industrial division was largely attributable to: (1) decreased sales of heavy industrial scales over the prior year, due to the economic environment in North America; and (2) decreased sales of postal scales due, in part, to the disruption caused by the restructuring of our Santa Rosa operations.

     The increase in revenues in the Consumer division was primarily attributable to: (1) continuing expansion in North America; and (2) increased demand from key accounts in the U.K. leading to increased local currency sales, partially offset by unfavorable foreign exchange rates. Foreign currency movement from the prior year impacted sales by approximately $0.2 million.

Gross profit

     Gross profit increased $12.0 million, or 65.2%, from $18.4 million in the three months ended September 30, 2000 to $30.4 million in the three months ended September 30, 2001. This increase is mainly attributable to, as explained further below, the non-recurring amortization in the prior year quarter of the inventory fair value adjustment resulting from the acquisition of Avery Berkel. On a pro forma basis, after giving effect to the disposal of the Berkel North America Slicer business as if it had occurred on July 1, 2000, gross profit would have increased $14.8 million or 100.7% from $14.7 million in the three months ended September 30, 2000 to $29.5 million in the three months ended September 30, 2001. As a percentage of revenues, gross profit was 39.3% in the three months ended September 30, 2001 compared to 21.2% in the three months ended September 30, 2000, including the Berkel North America Slicer business. On a pro forma basis, after giving effect to the disposal of the Berkel North America Slicer business as if it had occurred on July 1, 2000, gross profit margin was 39.0% in the three months ended September 30, 2001 compared to 18.7% in the three months ended September 30, 2000.

     Gross profit in the Rest of World Industrial division increased $13.2 million, or 143.5%, to $22.4 million in the three months ended September 30, 2001 from $9.2 million in the three months ended September 30, 2000. As a percentage of revenues, gross profit was 43.1% in the three months ended September 30, 2001 compared to 14.9% in the three months ended September 30, 2000. Following the acquisition of Avery Berkel on June 13, 2000, in applying purchase accounting to the assets and liabilities of Avery Berkel, Avery Berkel's inventory value was increased by $15.5 million to reflect the fair value of the inventory. This increase, or fair value adjustment, was amortized through cost of goods sold of the Rest of World Industrial division as the related inventory was sold. Gross profit for the three months ended September 30, 2000 was reported after charging the amortization of the inventory step-up that amounted to $13.1 million. Excluding the amortization of the inventory fair value adjustment, gross profit for the three months ended September 30, 2000 was $22.3 million, or 36.2%. Further, on a pro forma basis, after giving effect to the above amortization and the disposal of the Berkel North America Slicer business as if the disposal had occurred on July 1, 2000, gross profit would have increased $2.9 million or 15.6% from $18.6 million in the three months ended September 30, 2000 to $21.5 million in the three months ended September 30, 2001. As a percentage of pro forma revenues, gross profit margins increased from 34.8% in the three months ended September 30, 2000 to 42.8% in the three months ended September 30, 2001. The primary reason for the increase in gross profit margins was the result of the Company's continuing restructuring efforts, particularly in the U.K. manufacturing facility.

     Gross profit in the North American Industrial division decreased
$1.3 million, or 18.8%, from $6.9 million in the three months ended September 30, 2000 to $5.6 million in the three months ended September 30, 2001. As a percentage of revenues, gross profit was 32.4% in the three months ended September 30, 2001 compared to 36.7% in the three months ended September 30, 2000. The decrease in the gross profit percentage was primarily attributable to changes in sales mix and reduced volumes impacting overhead absorption.

     Gross profit in the Consumer division increased $0.1 million, or 4.5% to $2.4 million in the quarter ended September 30, 2001 from $2.3 million in the quarter ended September 30, 2000. As a percentage of revenues, gross profit for the Consumer division was 30.8% in the three months ended September 30, 2001 compared to 34.9% in the three months ended September 30, 2000. The decrease in gross profit percentage was largely due to foreign exchange.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the three months ended September 30, 2001 decreased by $1.2 million, or 4.5%, from $26.6 million to $25.4 million. As a percentage of revenues, selling, general and administrative expenses were 32.8% for the three months ended September 30, 2001 compared to 30.7% in the three months ended September 30, 2000. On a pro forma basis, after giving effect to the disposal of the Berkel North America Slicer business as if it had occurred on July 1, 2000, selling, general and administrative expenses would have increased $0.8 million or 3.4% from $23.7 million in the three months ended September 30, 2000 to $24.5 million in the three months ended September 30, 2001. Selling, general and administrative expenses were reduced significantly due to the Company's restructuring efforts, offset by adverse foreign currency movements.

Depreciation and amortization

     Depreciation and amortization expense decreased $0.4 million, or 10.3%, to $3.5 million for the three months ended September 30, 2001 from $3.9 million for the three months ended September 30, 2000 due mainly to reaching their depreciable lives and to a reduction in the level of capital expenditures over the prior year.

Restructuring charge

     The Company recorded a restructuring charge of $4.7 million in the three months ended September 30, 2001, compared with a restructuring charge of $1.9 million in the three months ended September 30, 2000. The charge in the three months ended September 30, 2001 relates to the restructuring of the Company's operations in India and North America. Also included in the total restructuring charge of $4.7 million for the quarter ended September 30, 2001 is a charge for the impairment of intangible assets resulting from the restructuring of the Indian manufacturing operations. The charge recorded in the quarter ended September 30, 2000 related to the restructuring of certain of the historic Weigh-Tronix business operations.

Operating income (loss)

     As a result of the factors discussed above, the operating loss decreased by $10.8 million to an operating loss of $3.2 million for the three months ended September 30, 2001 from an operating loss of $14.0 million for the three months ended September 30, 2000.

Interest expense

     Interest expense for the three months ended September 30, 2001 decreased by $0.5 million or 8.3% to interest expense of $5.5 million from interest expense of $6.0 million for the three months ended September 30, 2000. The decrease was primarily due to falling interest rates in the U.K. and North America during the three months ended September 30, 2001.

Other income, net

     Other income and expense, net decreased by $17.3 million to expense of $12.7 million in the quarter ended September 30, 2001 from income of $4.6 million in the quarter ended September 30, 2000. This decrease is mainly attributable to 1) the recording of net foreign currency losses of approximately $3.6 million in the quarter ended September 30, 2001 compared to foreign currency gains of $4.7 million in the prior quarter; and 2) write-offs of approximately $9.5 million recorded in the current year quarter that did not occur in the quarter ended September 30, 2000.

Provision for income taxes

     Weigh-Tronix, LLC recorded a benefit for income taxes of $1.0 million in the three months ended September 30, 2001 as compared to a benefit of $1.1 million in the three months ended September 30, 2000. The benefit for the three months ended September 30, 2001 reflects an effective tax rate of 4.7% based on the pretax loss of $21.2 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 5.1% is mostly attributable to the establishment of a valuation allowance against net operating losses generated during the period due to the concern about the recoverability of the tax benefits of those assets. The benefit recorded for the three months ended September 30, 2000 reflects an effective tax rate of 7.2% based on the pretax loss of $15.3 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 7.2% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

SIX MONTHS ENDED SEPTEMBER 30, 2001 COMPARED WITH THE SIX MONTHS ENDED SEPTEMBER 30, 2000

Revenues

     Revenues increased by $25.7 million, or 19.7%, from $130.2 million for the six months ended September 30, 2000 to $155.9 million for the six months ended September 30, 2001. The increase comprised: (1) an increase in the sales of the Rest of World Industrial division of $24.3 million or 29.1%, to $107.6 million from $83.3 million for the six months ended September 30, 2000, largely due to the impact of the acquisition of Avery Berkel in June 2000; (2) a decrease in sales in the North American Industrial division of $1.6 million or 4.5% to $34.3 million from $35.9 million for the six months ended September 30, 2000; and (3) an increase in sales of the Consumer division of $3.0 million or 28.4%, to $14.0 million in the six months ended September 30, 2001 from $10.9 million for the six months ended September 30, 2000.

     On a pro forma basis, after giving effect to the acquisition of Avery Berkel in June 2000 and the disposal of Berkel North America Slicer business in July 2001, total revenue decreased by $6.6 million, or 4.1%, from $160.7 million for the six months ended September 30, 2000 to $154.1 million for the six months ended September 30, 2001.

     The increase in revenues in the Rest of World Industrial division was primarily attributable to: (1) the impact of the acquisition of Avery Berkel in June 2000, comprising a $38.7 million increase in revenue, offset by the subsequent sale of the Berkel North America Slicer business in July 2001 comprising a $6.4 million reduction in revenue; (2) a decrease in sales of approximately $1.8 million for the quarter ended September 30, 2001 from the prior year due to the closure and sale of the Company's German and Spanish businesses; and (3) unfavorable foreign exchange rate movements. Unfavorable movements in the U.S. Dollar to U.K. Sterling foreign exchange rates between the quarters ended September 30, 2000 and 2001 impacted the dollar-reported sales of the Rest of the World division by approximately $3.6 million for the six months ended September 30, 2001.

     The decrease in revenues in the North American Industrial division was largely attributable to: (1) decreased sales of heavy industrial scales over the prior year, due to the economic environment in North America; and (2) decreased sales of postal scales due, in part, to the disruption caused by the restructuring of our Santa Rosa operations.

     The increase in revenues in the Consumer division was primarily attributable to: (1) continuing expansion in North America; and (2) increased demand from key accounts in the U.K. leading to increased local currency sales, partially offset by unfavorable foreign exchange rates. Foreign currency movement from the prior year impacted sales by approximately $0.2 million.

Gross profit

     Gross profit increased $31.5 million, or 105.5%, from $29.8 million in the six months ended September 30, 2000 to $61.4 million in the six months ended September 30, 2001. As a percentage of revenues, gross profit was 39.4% in the six months ended September 30, 2001 compared to 22.9% in the six months ended September 30, 2000, including the Berkel North America Slicer business. The principal reasons for the increase in gross profit were: (1) the acquisition of Avery Berkel in June 2000; (2) the application of purchase accounting to the results of Avery Berkel resulting in $15.5 million of amortization of inventory step-up in the six months ended September 30, 2000; (3) a reduction in gross profit of $1.0 million in the North American Industrial segment; and (4) an increase in gross profit in the Consumer segment of $0.7 million.

     Gross profit in the Rest of World Industrial division increased
$31.8 million, or 228.8%, to $45.7 million in the six months ended September 30, 2001 from $13.9 million in the six months ended September 30, 2000. As a percentage of revenues, gross profit was 42.5% in the six months ended September 30, 2001 compared to 16.7% in the six months ended September 30, 2000.
The acquisition of Avery Berkel was completed on June 13, 2000. In applying purchase accounting to the assets and liabilities of Avery Berkel, its inventory value was increased by $15.5 million to reflect the fair value of the inventory acquired. This increase, or fair value adjustment, was amortized through cost of goods of the Rest of the World Industrial segment as the related inventory was sold. Gross profit for the six months ended September 30, 2000 was reported after charging the amortization of the inventory step-up of $15.5 million. Including the gross profit of Avery Berkel for the full six months ended September 30, 2000, and excluding the amortization of the inventory fair value adjustment, gross profit for the six months ended September 30, 2000 was $32.8 million, or 19.4%.

     Further, on a pro forma basis, after giving effect to the above amortization and the disposal of the Berkel North America Slicer business as if the disposal had occurred on July 1, 2000, gross profit increased $16.1 million or 56.1% from $28.7 million in the six months ended September 30, 2000 to $44.8 million in the six months ended September 30, 2001. As a percentage of pro forma revenues, gross profit margins increased from 25.2% in the six months ended September 30, 2000 to 42.3% in the six months ended September 30, 2001. The primary reason for the increase in gross profit margins was the result of the Company's continuing restructuring efforts, particularly in the U.K. manufacturing facility.

     Gross profit in the North American Industrial division decreased
$1.0 million, or 8.1%, from $12.4 million in the six months ended September 30, 2000 to $11.4 million in the six months ended September 30, 2001. As a percentage of revenues, gross profit in the North American Industrial division decreased from 34.5%, in the six months ended September 30, 2000 to 33.2% million in the six months ended September 30, 2001. The decrease in the gross profit percentage was primarily attributable to changes in sales mix and reduced volumes impacting overhead absorption.

      Gross profit in the Consumer division increased by $0.7 million from $3.6 million in the six months ended September 30, 2000 to $4.3 million in the six months ended September 30, 2001. As a percentage of revenues, gross profit for the Consumer division was 30.7% in the six months ended September 30, 2001 compared to 33.0% in the six months ended September 30, 2000. The decrease in gross profit percentage was largely due to foreign exchange.

Selling, general and administrative expenses

     Selling, general and administrative expenses for the six months ended September 30, 2001 increased by $14.2 million, or 36.8%, from $38.6 million to $52.8 million. As a percentage of revenues, selling, general and administrative expenses were 33.9% for the six months ended September 30, 2001 compared to 29.6% in the six months ended September 30, 2000. On a pro forma basis, after giving effect to the acquisition of Avery Berkel as if it had occurred on April 1, 2000; and the subsequent disposal of the Berkel North America Slicer business as if it had occurred on July 1, 2000, selling, general and administrative expenses would have increased $0.2 million or 0.4% from $51.7 million in the six months ended September 30, 2000 to $51.9 million in the six months ended September 30, 2001.

Depreciation and amortization

     Depreciation and amortization expense increased $5.2 million, or 43.1%, to $7.3 million for the six months ended September 30, 2001 from $5.1 million for the six months ended September 30, 2000. The increase is primarily due to the additional amortization of goodwill that arose as a result of the Avery Berkel acquisition in June 2000.

Restructuring charge

     The Company recorded a restructuring charge of $5.2 million in the six months ended September 30, 2001, compared with a restructuring charge of $1.9 million in the six months ended September 30, 2000. The charge in the six months ended September 30, 2001 relates to the restructuring of the Company's operations in India and North America. Also included in the total restructuring charge of $5.2 million for the six months ended September 30, 2001 is a charge for the impairment of intangible assets resulting from the restructuring of the Indian manufacturing operations. The charge recorded in the six months ended September 30,2000 related to the restructuring of certain of the historic Weigh-Tronix business operations.

Operating income (loss)

     As a result of the factors discussed above, the operating loss decreased by $11.9 million to an operating loss of $4.0 million for the six months ended September 30, 2001 from an operating loss of $15.9 million for the six months ended September 30, 2000.

Interest expense

     Interest expense for the six months ended September 30, 2001 increased by $2.7 million or 32.5% to interest expense of $11.0 million for the six months ended September 30, 2001 from interest expense of $8.3 million for the six months ended September 30, 2000. The increase was primarily due to increased interest on the additional debt raised to finance the acquisition of Avery Berkel in June, 2000, partially offset by a decrease in interest rates in the quarter ended September 30, 2001.

Other income, net

     Other income and expense, net for the six months ended September 30, 2001 decreased to an expense of $10.3 million in the six months ended September 30, 2001 from income of $4.6 million for the six months ended September 30, 2000. The decrease was mainly attributable to 1) the recording of net foreign currency losses of approximately $0.8 million; and 2) charges totaling approximately
$9.5 million in the quarter ended September 30, 2001 for the impairment of goodwill and other intangibles.

Extraordinary item, net of tax

     This amount in the six months ended September 30, 2000 represented a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related re-financing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Provision for income taxes

     The Company recorded a benefit for income taxes of $1.0 million in the six months ended September 30, 2001 as compared to a benefit of $1.2 million in the six months ended September 30, 2000. The benefit for the six months ended September 30, 2001 reflects an effective tax rate of 4.0% based on the pretax loss of $24.7 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 4.4% is mostly attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern about the recoverability of the tax benefits of those assets.
The benefit recorded for the six months ended September 30, 2000 reflects an effective tax rate of 6.0% based on the pretax loss of $19.3 million.
The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 6.0% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

LIQUIDITY AND CAPITAL RESOURCES

Short-term

     As a result of the acquisition of Avery Berkel and related financing and offering on June 13, 2000, the Company has significant amounts of debt that require interest payments. As of September 30, 2001, the Company's outstanding debt was $196.2 million and consists of: (i) $103.4 million related to the Company's senior credit facility; (ii) $92.7 million related to the 12.5% Senior Subordinated notes, due 2010 (the "Notes"); and (iii) $0.1 million related to capital leases. As of September 30, 2001, an additional $7.3 million of debt under the senior credit facility was available for borrowing.

     The Senior Credit Agreement was amended on June 29, 2001, principally for purposes of clarification of certain definitions contained in the Senior Credit Agreement. This amendment also provides for certain additional reporting requirements. No revisions of the Company's covenant calculations were required as a result of this amendment.

     On November 19, 2001, the Company's bank group granted the Company a waiver, for September 30, 2001, of the leverage ratio financial covenant contained in the Amended and Restated Credit Agreement that was adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that are also projected to be impacted by the sale of Berkel Inc. Following the sale of Berkel, $5.1 million of the sale proceeds were used to pay down bank debt. The waiver and amendment included agreements relating to the Company's financial reporting and a commitment by the Company to deliver an updated business plan and cash-flow forecast to the bank group on or before January 11, 2002. This business plan and cash flow forecast is to be used to re-assess the Company's financial covenants and by February 7, 2002 (the "Reset date"), the Company and its lenders have committed to agree to appropriate levels for the Company's future financial covenants. Failure to agree to such amendments to the Company's future covenants by the Reset Date will comprise an immediate event of default.

     On June 13, 2000, the Company issued [EURO $]10.0 million of preferred member interests to Marconi plc. Dividends on the preferred member interests accrue at an annual rate of 12% for the first five years and escalate thereafter. During the first three years, dividends are payable only in additional preferred member interests and thereafter, in additional interest or cash at the option of the Company. These interests are exchangeable for Notes at the option of the Company or the holders of the preferred member interests at any time after June 13, 2001, subject to the Company's achieving a specific interest coverage ratio. The holders of the preferred member interests did not exchange their interests on June 13, 2001, and accordingly, the Company accrued dividends of [EURO $]1.2 million in the form of additional preferred member interests through June 13, 2001 and an additional [EURO $]0.4 million through September 30, 2001, for a total of [EURO $]1.6 million or $1.5 million.

     The Company's principal debt service requirements under the Senior Credit Agreement are $3.0 million for fiscal 2002. The Company's annual interest expense related to the Notes is [EURO $]12.5 million for fiscal 2002. Interest under the Senior Credit Agreement, based on amounts outstanding, and interest rates prevailing at September 30, 2001 would be approximately $7.2 million. The Company is currently in the process of marketing for sale Salter Housewares. The proceeds from this sale will be applied against the outstanding balance under the Senior Credit Agreement. The Company also intends to sell certain other non-core assets to generate cash in the short term.

     Besides servicing the debt, the Company's other liquidity needs on a short-term basis relate to working capital, capital expenditures and one-time merger related costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. A primary source of liquidity for the Company in the short-term is expected to be cash provided by operations. Specifically, the Company expects to reduce its inventory of raw materials, component parts and finished goods. Such reductions are not anticipated to adversely impact revenues as the Company intends to reduce manufacturing lead times. Another source of liquidity in the short term is expected to be the Company's borrowing availability under its Senior Credit Agreement. Berkshire Partners has also, subject to certain conditions, guaranteed a portion of the Company's obligations under the Senior Credit Agreement.

     The Company believes that, following a transition period for the integration of the Weigh-Tronix and Avery Berkel operations, it will be able to achieve a substantial annual cost savings as compared with the stand alone operations of the two companies. Management has specifically identified approximately $20.7 million in savings, including: (1) elimination of redundant corporate offices; (2) consolidation of manufacturing facilities and outsourcing of industrial and low end retail and mechanical scales from Asia; (3) service center and sales force rationalizations; and (4) elimination of duplicative research and development. Savings are net of approximately $1.0 million of incremental corporate expenses to accommodate our enlarged operations after the merger.

To achieve these savings, the Company expects to incur non-recurring cash integration and restructuring costs of approximately $13.7 million in the 24 months following the merger. The Company also expects to generate approximately $14.1 million of one-time cash savings, including proceeds from the sale of properties and reductions of inventory levels.

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

Long-term

     The Company's primary long-term liquidity needs are to: (i) service the senior credit facility, which includes making interest payments and scheduled principal repayments; (ii) make interest payments related to the Notes; and
(iii) pay interest upon any Notes for which the preferred member interests may be exchanged. Further detail is as follows:

   . The Company's future principal debt service requirements for the senior credit facility based on amounts outstanding at September 30, 2001 are as follows: $1.7 million for fiscal 2002; $4.5 million for fiscal 2003;
$6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $53.5 million for fiscal 2006; $19.5 million for fiscal 2007 and $5.0 million for fiscal 2008.

   . The Company's annual interest expense related to the Notes is [EURO $]12.5 million. Interest payments are due semi-annually and started on December 1, 2000.

   . Annual dividends for the preferred member interest are [EURO $]1.2 million. If the holders do not opt to exchange their interests, or are precluded from doing so based on the Company's interest coverage ratio, the Company will be required to continue to accrue dividends. If the Company or holders opt to exchange their interests, the Company will be required to make interest payments instead of accruing dividends.

     The Company believes that it will be able to make scheduled payments on its debt obligations. However, a number of factors may affect the Company's ability to make such payments. These factors, certain of which are beyond our control, include those factors set forth under "Information Regarding Forward-Looking Statements".

CASH FLOWS FROM OPERATIONS

     Net cash used in operations totaled $7.7 million for the six months ended September 30, 2001. Net cash used in operations in the six months ended September 30, 2000 amounted to $5.8 million. The decrease in cash flows from operations for the six months ended September 30, 2001 was due to: (1) an increase in net loss of $2.1 million from $21.0 million in the six months ended September 30, 2000 to a net loss of $23.0 million in the six months ended September 30, 2001; (2) the amortization in the prior year of the inventory fair value adjustment of $15.5 million; (3) a decrease in the cash used to fund working capital of $1.0 million; (4) a reduction in deferred tax charges of $1.8 million; (5) a reduction in unrealized losses on foreign currency translation of $4.2 million; and (6) other non-cash charges of $2.1 million. The non-cash charges in the six months ended September 30, 2001 included: (1) non-cash restructuring charges of $5.2 million, primarily relating to the restructuring of the Company's Indian operations; (2) the loss of $8.9 million recorded on the sale of businesses; (3) equity in income of unconsolidated joint ventures of $0.3 million and (4) minority interest in the net loss of subsidiary of $1.2 million.

CASH FLOWS FROM INVESTING ACTIVITIES

     Cash provided by investing activities for the six months ended September 30, 2001 was $4.2 million. Cash used in investing activities during the six months ended September 30, 2000 was $165.3 million consisting primarily of the Avery Berkel acquisition. Cash provided by investing activities for the six months ended September 30, 2001 primarily resulted from the sale of businesses and was partially offset by capital expenditures. The Company incurred capital expenditures of $3.0 million for the six months ended September 30, 2001 versus $1.7 million for the six months ended September 30, 2000. The major capital expenditures in both six-month periods were mainly for tooling and equipment relating to manufacturing.

     Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. Accordingly, capital expenditures will generally run at levels similar to or slightly in excess of depreciation.

CASH FLOWS FROM FINANCING ACTIVITIES

     Cash generated from financing activities of $2.1 million for the six months ended September 30, 2001 related primarily to the amounts drawn down on the Company's revolving credit facility under the Senior Credit Agreement. Cash provided by financing activities for the six months ended September 30, 2000 was $178.9 million and consisted primarily of debt incurred in connection with the acquisition of Avery Berkel and the re-financing of the Company's former indebtedness.

     The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

     The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a
$50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $36.3 million was borrowed as of September 30, 2001 and $7.3 million was available for borrowing.

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

     Certain mandatory prepayments to the Senior Credit Agreement are required, including: proceeds from certain asset sales or insurance recoveries; proceeds from the sale of equity or the issuance or incurrence of certain indebtedness; and annual "excess cash flow" as defined in the Senior Credit Agreement. In accordance with the terms of the Senior Credit Agreement the net cash proceeds received from the sale of Berkel Inc. in July 2001 were applied against the outstanding balance--see "Recent Developments."

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

     In addition, the Senior Credit Agreement requires that the Company maintain specified financial covenants (which become more restrictive over time), including: a maximum ratio of consolidated indebtedness to Consolidated EBITDA (as defined under the Senior Credit Agreement); minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to interest expense; minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to fixed charges, minimum tangible net worth, minimum cumulative Consolidated EBITDA (as defined under the Senior Credit Agreement) and capital expenditure limits. These financial covenants were in effect starting July 1, 2000, and were amended on February 16, 2001, effective from the quarter ended December 31, 2000 through the quarter ending March 31, 2002. A number of factors may affect the Company's ability to satisfy the financial covenants contained in the Senior Credit Agreement. These factors, certain of which are beyond our control, include those factors set forth under "Information Regarding Forward-Looking Statements." A failure by the Company to satisfy any of the covenants would result in an event of default as defined under the Senior Credit Agreement unless otherwise waived.

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

To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with Statement 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of operations.

     Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

     In October 2001, the FASB issued Financial Accounting Standards No. 144 (FAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets."
FAS 144 supercedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." FAS 144 applies to all long-lived assets (including discontinued operations) and consequently amends Accounting Principles Board Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business."
FAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001, and will thus be adopted by the Company, as required, on April 1, 2002. Management is currently determining what effect, if any, FAS 144 will have on its financial position and results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The Company had $36.3 million outstanding under its $50.0 million revolving portion of the Senior Credit Agreement as of September 30, 2001. Interest rates for amounts outstanding under the revolving credit portion of the Senior Credit Agreement are currently: (1) in the case of loans denominated in U.S. dollars, the Company may choose between a rate of LIBOR plus 3.75% and a base rate plus 2.75% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 4.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit portion of the Senior Credit Agreement is currently 0.50%. The effective interest rate on outstanding variable rate borrowings for the six months ended September 30, 2001 was 8.10%.

       To mitigate the risks associated with increases in interest rates, the Company historically had entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. The interest differential to be paid or received under the interest rate swap agreements is recorded as interest income or expense.

       A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at September 30, 2001, an increase in the applicable market interest rates of 100-basis points would have a negative impact of approximately $0.8 million on the Company's consolidated results of operations.

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

       A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at September 30, 2001, a 10% adverse change in foreign currency rates would have a $0.4 million negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at September 30, 2001, a 10% change in the foreign currency exchange rates would result in a $9.3 million change to the recorded balance of the notes.

                         PART II  -  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Current Reports on Form 8-K

              No current reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WEIGH-TRONIX, LLC

          Date:  November 19, 2001       By: /s/John J. McCann III
                                             ----------------------------------
                                             John J. McCann III
                                             Chairman, Chief Executive Officer,
                                             and Director

          Date:  November 19, 2001       By: /s/Donald J. MacKenzie
                                             ----------------------------------
                                             Donald J. MacKenzie
                                             Vice President and Chief
                                             Financial Officer