Form 10-Q
period 2001-12-31
WEIGH TRONIX LLC
filed 2002-02-19
CIK 1119746

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______TO _______

                        Commission File Number 333-43390
                        --------------------------------

                                Weigh-Tronix, LLC
             (Exact name of Registrant as specified in its charter)

            Delaware                                       06-1510936
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                               Number)

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

                                 YES |X| NO |_|

================================================================================

                                WEIGH-TRONIX, LLC
      QUARTERLY REPORT ON FORM 10-Q FOR THE PERIOD ENDED DECEMBER 31, 2001

                                Table of Contents

                                                                            Page
                                                                            ----

PART I    FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

      Consolidated Balance Sheets as of December 31, 2001 and
      March 31, 2001                                                           3

      Consolidated Statements of Operations for the three and
      nine months ended December 31, 2001 and 2000                             4

      Consolidated Statements of Cash Flows for the nine months
      ended December 31, 2001 and 2000                                         5

      Notes to Unaudited Consolidated Financial Statements                     6

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                   27

Item 3. Quantitative and Qualitative Disclosures About Market Risk            47

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                      48

      Signatures                                                              49

                         PART I - FINANCIAL INFORMATION

Item 1. Unaudited Financial Statements

                                WEIGH-TRONIX, LLC
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)

                                                                                                            December 31,  March 31,
                                                                                                                2001         2001
                                                                                                            (Unaudited)   (Audited)
                                                                                                             ---------    ---------
Assets
Current assets:
   Cash and cash equivalents                                                                                 $   7,921    $   9,054
   Accounts receivable, net of allowances of $887 and $742, respectively                                        64,677       64,696
   Inventories, net                                                                                             49,330       56,204
   Prepaid expenses and other current assets                                                                     9,366        4,396
   Deferred income taxes                                                                                         4,599        3,835
   Net assets of discontinued operations                                                                         7,988           --
                                                                                                             ---------    ---------

       Total current assets                                                                                    143,881      138,185

Property, plant and equipment, net of accumulated depreciation of $13,517 and $11,644, respectively             37,833       42,927
Intangibles, net of accumulated amortization of $12,180 and $8,250, respectively                                93,660      108,249
Net assets of discontinued operations                                                                               --        7,753
Deferred financing costs, net                                                                                    9,556       10,644
Investment in unconsolidated joint ventures                                                                      3,188        3,843
Other long-term assets                                                                                           5,386        5,323
                                                                                                             ---------    ---------

  Total assets                                                                                               $ 293,504    $ 316,924
                                                                                                             =========    =========

Liabilities, Mandatorily Redeemable Membership Interests and Members' Equity (Deficit)
Current liabilities:
   Current portion of long-term debt                                                                         $ 196,483    $   3,031
   Accounts payable                                                                                             25,653       25,318
   Accrued expenses                                                                                             35,906       38,911
   Deferred service contract revenue                                                                            22,425       20,717
                                                                                                             ---------    ---------
       Total current liabilities                                                                               280,467       87,977

Long-term debt                                                                                                      --      185,784
Other long-term obligations                                                                                      8,220       10,298
Deferred income taxes                                                                                            8,699       10,644
                                                                                                             ---------    ---------
       Total liabilities                                                                                       297,386      294,703
Commitment and contingencies
Minority interest                                                                                                2,013        3,221
Mandatorily redeemable membership interests:
   Class A membership interests, subject to put option, at cost                                                  1,139        1,139
   Class C membership interests, subject to put option, at fair value                                               --           --
   Preferred member interest (at liquidation preference), including accrued
       dividends of $1,734 and  $871, respectively                                                              10,994       10,131
                                                                                                             ---------    ---------
             Total mandatorily redeemable membership interests                                                  12,133       11,270

Members' equity (deficit):
   Membership interests                                                                                         54,410       54,410
   Additional paid-in capital                                                                                    5,438        5,438
   Subscription note receivable                                                                                   (380)        (380)
   Unearned compensation                                                                                           (69)        (204)
   Accumulated deficit                                                                                         (71,303)     (45,255)
   Accumulated other comprehensive loss                                                                         (6,124)      (6,279)
                                                                                                             ---------    ---------
   Members' equity(deficit):                                                                                   (18,028)       7,730
                                                                                                             ---------    ---------
              Total mandatorily redeemable membership interests and members' equity (deficit)                   (5,895)      19,000
                                                                                                             ---------    ---------
              Total liabilities, mandatorily redeemable membership interests and members' equity (deficit)   $ 293,504    $ 316,924
                                                                                                             =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                WEIGH-TRONIX, LLC
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                                      Quarter Ended        Nine Months Ended
                                                                      December 31,            December 31,
                                                                  --------------------    ----------------------
                                                                    2001        2000        2001         2000
                                                                  --------    --------    ---------    ---------
Revenues:
   Product sales                                                  $ 39,946    $ 39,672    $ 123,095    $ 115,050
   Services                                                         27,827      32,152       86,614       76,057
                                                                  --------    --------    ---------    ---------
       Total revenues                                               67,773      71,824      209,709      191,107

Cost of revenues:
   Cost of products sold                                            30,969      31,376       90,605       93,774
   Cost of services                                                 12,094      12,902       37,339       43,572
                                                                  --------    --------    ---------    ---------
       Total cost of revenues                                       43,063      44,278      127,944      137,346
                                                                  --------    --------    ---------    ---------
       Gross profit                                                 24,710      27,546       81,765       53,761

Operating expenses:
   Selling, general and administrative                              24,728      28,275       74,407       64,507
   Depreciation and amortization                                     3,325       4,202       10,442        9,104
   Restructuring charge                                                 93         668        5,307        2,607
                                                                  --------    --------    ---------    ---------

       Operating loss                                               (3,436)     (5,599)      (8,391)     (22,457)

Interest expense                                                     5,096       6,424       15,923       14,536
Interest income                                                         --         (32)        (239)        (234)
Other expense (income), net                                         (5,289)      4,615        4,914          (44)
Equity in income of unconsolidated joint ventures                      (29)       (251)        (324)        (282)
                                                                  --------    --------    ---------    ---------
       Loss before income taxes, minority interest
       in net income (loss) of subsidiary, discontinued
       operations, extraordinary item and
       dividends on preferred member interest                       (3,214)    (16,355)     (28,665)     (36,433)

Benefit for income taxes                                              (192)     (2,769)      (1,417)      (4,197)
Minority interest in net income (loss) of subsidiary                   185         100       (1,030)         102
                                                                  --------    --------    ---------    ---------
       Loss before discontinued operations, extraordinary
       item and dividend on preferred member interest               (3,207)    (13,686)     (26,218)     (32,338)
Discontinued Operations
     Earnings from discontinued operations, net of tax                 494         249        1,033          767
Extraordinary loss, net of income tax benefit of $66                    --          --           --       (2,549)
                                                                  --------    --------    ---------    ---------
Loss before dividends on preferred member interest                  (2,713)    (13,437)     (25,185)     (34,120)
Dividends accrued on preferred member interest                         299         266          863          596
                                                                  --------    --------    ---------    ---------
Net loss attributable to members                                  $ (3,012)   $(13,703)   $ (26,048)   $ (34,716)
                                                                  ========    ========    =========    =========

               The accompanying notes are an integral part of the
                       consolidated financial statements.

                                WEIGH-TRONIX, LLC
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                       Nine Months Ended
                                                                                         December 31,
                                                                                     ---------------------
                                                                                       2001        2000
                                                                                     --------    ---------
Cash flows from operating activities:
   Net loss from continuing operations attributable to members                       $(27,081)   $ (35,483)
   Adjustments to reconcile net loss
      to net cash  used in  operating activities:
       Extraordinary loss, net of income tax benefit                                       --        2,549
       Depreciation and amortization                                                   11,627       10,729
       Amortization of the inventory fair value adjustment                                 --       16,278
       Restructuring charges                                                            5,307        2,607
       Net loss on sale and closure of businesses                                       7,027           --
       Equity in income of unconsolidated joint ventures                                 (324)        (282)
       Membership equity interest compensation                                            135        1,805
       Interest expense, deferred financing costs                                       1,277        1,027
       Minority interest in net loss of subsidiary                                     (1,030)         102
       Deferred income taxes                                                           (2,452)      (3,525)
       Dividends on preferred member interest                                             863          596
       Gain on disposal of property and equipment                                      (1,043)         (87)
       Unrealized gain on foreign currency translation                                 (3,830)         (54)
       Loss on mark-to-market of financial instrument                                     298           --
       Changes in operating assets and liabilities, net of effect of acquisitions:
           Accounts receivable                                                         (3,025)       1,048
            Inventories                                                                 1,970        3,336
            Prepaid expenses and other current assets                                  (1,721)       1,916
           Other assets                                                                   (70)          --
           Accounts payable                                                             3,544       (7,318)
           Accrued expenses and deferred revenue                                       (4,100)     (12,913)
           Other liabilities                                                           (2,258)          --
                                                                                     --------    ---------
           Net cash used in operating activities                                      (14,886)     (17,669)
Cash flows from investing activities:
   Expenditures for property and equipment                                             (4,041)      (2,621)
   Proceeds from sales of property and equipment                                        3,153          365
   Acquisitions of businesses, net of cash acquired                                        --     (163,783)
   Dividends from unconsolidated joint ventures                                           245           --
   Proceeds from disposal of businesses                                                 5,897           --
   Proceeds from disposal of joint venture                                                504           --
                                                                                     --------    ---------

            Net cash provided by (used in) investing activities                         5,758     (166,039)
Cash flows from financing activities:
   Payments made on former senior revolving credit notes                                   --      (18,235)
   Payments made on former senior term notes                                               --      (22,252)
   Payments made on former senior subordinated notes including prepayment penalty          --      (16,044)
   Proceeds from term loans related to the Senior Credit Agreement                         --       70,000
   Payments made on term loans related to the Senior Credit Agreement                  (2,488)      (2,900)
   Proceeds from the revolving credit portion of the Senior Credit Agreement           37,858       45,530
   Payments made on the revolving credit portion of the Senior Credit Agreement       (28,672)          --
   Proceeds from the Senior Subordinated Notes due on June 1, 2010                         --       95,891
   Proceeds from membership interests                                                      --       39,536
   Proceeds from preferred member interest                                                 --        9,260
   Payments made on capital lease obligations                                              (6)         (25)
   Deferred financing costs                                                                --      (11,598)
                                                                                     --------    ---------

                Net cash provided by financing activities                               6,692      189,163
Net cash provided by (used in) discontinued operations                                    990         (515)
Effects of exchange rates on cash and cash equivalents                                    313         (524)
                                                                                     --------    ---------

Increase (decrease) in cash and cash equivalents                                       (1,133)       4,416

Cash and cash equivalents, beginning of the period                                      9,054        4,145
                                                                                     --------    ---------

Cash and cash equivalents, end of the period                                         $  7,921    $   8,561
                                                                                     ========    =========

Supplemental cash flow information:
   Cash paid for interest                                                            $ 17,203    $  10,320
   Cash paid for income taxes                                                        $    918    $   1,080


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

            Results for the three and nine months ended December 31, 2001 are not necessarily indicative of the results expected for the fiscal year ending March 31, 2002. The unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The March 31, 2001 balance sheet contained herein has been derived from the Company's audited financial statements but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Certain prior year amounts have been reclassified to conform to the current period presentation.

            As further discussed in Note 4, the Company has engaged financial consultants to assist in its cash flow analysis and to assess its strategic options and intends to negotiate a Reset Amendment with its senior lenders that will set financial covenants that are attainable by the Company given its business plan and projected future financial performance. There can be no assurance that a Reset Amendment acceptable to the Company will be successfully negotiated. The Company's ability to continue as a going concern is dependent upon its ability to reach an agreement on an appropriate Reset Amendment and to comply with the terms thereof.

          A breach of any of the terms and conditions of the Seventh Amendment and Waiver, or subsequent breaches of financial covenants under the Credit Agreement would result in an Event of Default, and could result in acceleration of the Company's indebtedness, both Senior Credit and Subordinated Notes, all of which debt could become immediately due and payable. Based upon the current business plan and cash flow forecast, the Company will not be able to comply with the financial covenants unless they are modified. Also, the failure to consummate a Reset Amendment adjusting covenants under the Credit Agreement by March 22, 2002 will itself constitute a breach under the Credit Agreement which could lead to acceleration of the Company's debt. If there is no modification of the financial covenants and the debt is accelerated, the Company would not be able to repay the debt or borrow sufficient funds to refinance it. Since the Seventh Amendment and Waiver waives financial covenant defaults only through March 22, 2002, the total indebtedness under the Senior Credit Agreement and the Subordinated Notes has been classified as current liabilities in the consolidated balance sheet at December 31, 2001.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

2.    Acquisitions and Dispositions

      Acquisition of Avery Berkel

            During the nine months ended December 31, 2001, $3,070 was paid in relation to purchase accounting liabilities recorded as a result of the acquisition of all of the outstanding stock of GEC Avery International Limited ("Avery") and Maatschappij van Berkel's Patent BV ("Berkel" and together, "Avery Berkel") on June 13, 2000. The following table summarizes activity with respect to purchase accounting liabilities for the nine months ended December 31, 2001:

                                            Employee     Costs to
                                          Termination       Exit    Other
                                             Costs      Businesses  Costs    Total
                                          -----------   ----------  -----   -------
      Balance at March 31, 2001 (audited)   $ 2,657       $ 1,124    $623   $ 4,404
      Provisions recorded                       193           355      --       548
      Cash payments                          (2,683)         (387)     --    (3,070)
                                            -------       -------    ----   -------
      Balance at December 31, 2001          $   167       $ 1,092    $623   $ 1,882
                                            =======       =======    ====   =======

           The costs to exit businesses pertain mainly to onerous lease obligations that will be paid over the next ten (10) years. Twelve (12) former Avery Berkel facilities have been closed and approximately 417 former Avery Berkel employees have been terminated as of December 31, 2001. The Company finalized its business integration plans with respect to its Indian operations during the quarter ended June 30, 2001 and, accordingly, recorded $193 in additional purchase accounting liabilities with respect to employee termination costs for 147 employees. The communication of the employee termination benefits to these employees occurred prior to June 13, 2001. As of December 31, 2001, 137 of these employees have been terminated. Goodwill associated with the Avery Berkel acquisition and the related amortization were impacted as a result of these purchase accounting adjustments.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

      Dispositions

            On July 31, 2001, the operations and certain assets of Berkel Inc., an indirect, wholly-owned subsidiary of the Company, were sold for total consideration of $8,400 resulting in a preliminary net loss of $5,806 which was recorded in the quarter ended September 30, 2001. Included in this loss is a non-cash charge of approximately $7,350 for the write-off of goodwill and other intangibles related to the business. The agreed upon amount of net operating assets sold as well as fees and expenses related to the sale were finalized during the quarter ended December 31, 2001, resulting in a decrease of the loss on disposal to $4,263. Accordingly, $1,543 of other income was recorded in the quarter ended December 31, 2001.

            Of the $8,400 consideration received for Berkel, $1,500 of contingent consideration was placed in escrow upon closing, $1,000 of which was to cover post-closing adjustments to net operating assets sold. During the quarter ended December 31, 2001, this portion of the escrow was settled, resulting in the distribution of approximately $100 to the Company and $900 to the buyer. In addition, the buyer remitted $300 to the Company to reflect the cash on Berkel's balance sheet at completion. The remaining $500 will be settled in accordance with criteria defined in the purchase and sale agreement. Fees and expenses of approximately $1,121 were incurred in connection with the transaction. Of the net cash proceeds received of $5,879 approximately $5,088 was applied against the outstanding balance under the Senior Credit Agreement.

            On September 24, 2001 the Company sold its Spanish distribution subsidiary and a loss of approximately $1,500 relating to the sale, subject to the preparation of the final closing balance sheet, was recorded in the second quarter ended September 30, 2001. Based upon the final closing balance sheet of the Spanish subsidiary, finalized during the third quarter ended December 31, 2001, no gain or loss resulted from the sale. Accordingly, the loss of $1.5 million recorded in the second quarter was reversed into other income in the third quarter. In connection with this sale, the Company recorded a non-cash charge of approximately $140 related to the write-off of goodwill and other intangibles connected with that operation.

            The Company's German distribution facility was closed in the quarter ended September 30, 2001. In connection with the closure, the Company recorded a non-cash charge of $1,729 for the write-off of purchase accounting goodwill and other intangibles related to that operation during the quarter ended September 30, 2001.

            On December 7, 2001, the Company sold its Australian subsidiary, Salter Australia Pty Limited ("Salter Australia"), for zero cash proceeds, and the assumption of certain of its net liabilities of approximately $268. A preliminary loss of approximately $391 was recorded on the sale, primarily as a result of the write-off of a portion of inter-company debt owed by Salter Australia to other companies within the consolidated group.

           During the quarter ended December 31, 2001, the Company sold its investment in its Norwegian joint venture for a nominal sum. A loss of approximately $407 was recorded on the sale.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

3.    Restructuring

            The following table summarizes activity during the nine months ended December 31, 2001 with respect to reserves recorded in connection with the restructuring commencing in fiscal 2001 of certain of the Company's former Weigh-Tronix business operations:

                                           Employee       Costs to
                                         Termination         Exit     Other
                                            Costs        Businesses   Costs      Total
                                         -----------     ----------   -----     -------
      Balance at March 31, 2001(audited)   $    40        $ 1,082    $   570    $ 1,692
      Provisions recorded                    2,277             --      3,030      5,307
      Cash payments                         (1,156)          (172)      (183)    (1,511)
      Non-cash payments                         --             --     (3,030)    (3,030)
                                           -------        -------    -------    -------
      Balance at December 31, 2001         $ 1,161        $   910    $   387    $ 2,458
                                           =======        =======    =======    =======

            The Company's exit plans consist of (1) the closure of certain of the Company's legacy Salter Weigh-Tronix U.K. facilities; (2) the restructuring of the Company's North American manufacturing operations and
      (3) the restructuring of the Company's manufacturing facilities in India.

            The Company's restructuring plan in the U.K. incorporates the planned closing of one manufacturing facility, eight service centers, one redundant corporate office and the elimination of duplicative engineering and research and development costs. Approximately $2,000 was accrued in the fiscal year ended March 31, 2001 to cover the cost of this restructuring, of which $885 was recorded for involuntary termination benefits. As of December 31, 2001, all of the employee terminations contemplated by the plan, a total of 98, had occurred.

            The restructuring plan in North America provides for the combining of the Santa Rosa, California manufacturing operation into the Fairmont, Minnesota manufacturing facility. Charges of $1,424 have been recorded to cover the cost of this plan, of which $521 was accrued in the nine months ended December 31, 2001 coincident with the notification of affected employees. Approximately $374 was recorded with respect to involuntary termination costs, $593 for facilities exit costs and $457 with respect to the impairment of long-lived assets. Of the 33 employees to be terminated, most of whom are production employees, 32 were terminated as of December 31, 2001.

            In July 2001 the Company communicated additional employee terminations to approximately 262 unionized production employees as a result of the restructuring plan in India. These costs, totaling approximately $1,810, were recorded as a restructuring charge in the quarter ended September 30, 2001. Additionally, a restructuring charge in the amount of $2,883 was recorded with respect to the impairment of long-lived assets in India and is included in "Other Costs" in the above table. During the quarter ended December 31, 2001, revisions to the restructuring plan resulted in the recording of an additional $93 restructuring charge. None of the terminations contemplated under this plan had taken place as of December 31, 2001.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

4.    Debt

            Debt at December 31, 2001 is as follows:

                                                   Interest Rate                  Interest Rate
                                                    December 31,    March 31,        March 31,
                                                       2001           2001            2001
                                                 -----------------  ---------       ---------
U.S. senior revolving note             $  22,402       5.69%        $ 31,300           8.81%
U.K. senior revolving note                19,261       7.90%             850           9.45%
U.S. senior tranche A term loan           26,851       5.69%          28,875           8.88%
U.S. senior tranche B term loan           37,581       6.19%          38,044           9.38%
Canadian senior term note B                1,708       6.19%           1,731           9.38%
12.5% senior subordinated term notes      88,680      12.50%          87,940          12.50%
Capital leases                                --                          75
                                       ---------                   ---------
Total debt                               196,483                     188,815
Less: current portion                  (196,483)                     (3,031)
                                       ---------                   ---------
Long-term debt                        $      --                   $ 185,784
                                       =========                   =========

            On November 19, 2001, the Company's bank group granted the Company a waiver, for September 30, 2001, of the leverage ratio financial covenant contained in the Amended and Restated Credit Agreement (the "Credit Agreement") that was adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that were also projected to be impacted by the sale of Berkel Inc. (the "Fourth Amendment and Waiver"). The Fourth Amendment and Waiver included provisions relating to the Company's ability to sell assets; its financial reporting and a commitment by the Company to deliver a business plan including a cash-flow forecast to its lenders on or before January 11, 2002. On January 11, 2002, the Company and its lenders executed a limited waiver to the Fourth Amendment and Waiver extending the submission date for the Company's business plan to January 16, 2002.

          The Fourth Amendment and Waiver also established February 7, 2002 (the "Reset Amendment Date") as the date by which the Company was required to reach agreement with its lenders in writing regarding amendments to the Credit Agreement (the "Reset Amendment"), including adjusted levels for the Company's financial covenants, based on the Company's new business plan submitted on January 16, 2002.

          On December 4, 2001 the Company and its lenders executed a fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to permit the sale of Salter Australia Pty Limited.

          On January 18, 2002, the Company and its lenders executed a sixth amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment further amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to more accurately describe the previously permitted sale of the business and assets of Salter Housewares Limited, a UK subsidiary of the Company, and also permitted the incurring by the Company of an indemnification guarantee respecting such sale.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

            On February 7, 2002 the Company and its lenders executed a second limited waiver to the Fourth Amendment and Waiver extending the February 7, 2002 Reset Amendment Date to February 13, 2002. On February 13, 2002 the Company and its lenders executed the Seventh Amendment and Waiver to the Credit Agreement. The Seventh Amendment and Waiver extends the Reset Amendment Date to March 22, 2002 to allow the Company to assess its financial strategy and provide its lenders with a report on the Company's debt status and a cash budget through April 30, 2002. It waives any default or event of default under the financial covenants in the Credit Agreement through and until March 22, 2002. The Seventh Amendment and Waiver includes restrictions on the Company's ability to draw down on its revolving credit facility to a maximum of $2.5 million during the waiver period, subject to an existing borrowing base formula and total facility provisions. The Seventh Amendment and Waiver requires Berkshire Partners to increase its guarantee to support 25% of any funding of the Company's revolving credit facility during the waiver period. The Company's lenders reserve their right to draw the Berkshire Partners guarantee on March 22, 2002 or upon an earlier Event of Default. The lenders may advance amounts in excess of $2.5 million or the amount otherwise available under the borrowing base formula if Berkshire Partners agrees to guarantee the amount of such excess.

            The Company has engaged financial consultants to assist in its cash flow analysis and to assess its strategic options and it intends to negotiate a Reset Amendment with its senior lenders that will set financial covenants that are attainable by the Company given its business plan and projected future financial performance. There can be no assurance that a Reset Amendment acceptable to the Company will be negotiated. The Company's ability to continue as a going concern is dependent upon its ability to reach an agreement on an appropriate Reset Amendment and to comply with the terms thereof.

            A breach of any of the terms and conditions of the Seventh Amendment and Waiver, or subsequent breaches of the financial covenants under the Credit Agreement would result in an Event of Default, and could result in acceleration of the Company's indebtedness, both Senior Credit and Subordinated Notes, all of which debt could become immediately due and payable. Based upon the current business plan and cash flow forecast, the Company will not be able to comply with the financial covenants unless they are modified. Also, the failure to consummate a Reset Amendment adjusting covenants under the Credit Agreement by March 22, 2002 will itself constitute a breach under the Credit Agreement which could lead to acceleration of the Company's debt. If there is no modification of the financial covenants and the debt is accelerated, the Company would not be able to repay the debt or borrow sufficient funds to refinance it. Since the Seventh Amendment and Waiver waives financial covenant defaults only through March 22, 2002, the total indebtedness under the Credit Agreement and under the Subordinated Notes has been classified as current liabilities in the consolidated balance sheet at December 31, 2001.

            The Company had total letters of credit and guarantees outstanding as of December 31, 2001 of approximately $4,082.

      PREFERRED MEMBER INTEREST

            In connection with the Avery Berkel acquisition on June 13, 2000, the Company issued a [EURO $] 10.0 million preferred member interest pursuant to a subscription agreement (the "Subscription Agreement") between the Company, SWT Finance B.V. (the Issuer of the 12.5% senior subordinated notes due 2010) and Marconi Corporation plc. Upon the occurrence of certain conditions, the holder of the preferred member interest could have exchanged the preferred member interest for Notes. The preferred member interest ranked junior and subordinate in right of payment to the Notes, amounts outstanding under the Senior Credit Agreement and all other debt liabilities of Weigh-Tronix with respect to distributions upon the liquidation, winding-up and dissolution of Weigh-Tronix. On January 29, 2002, the preferred member interest and a warrant to acquire common member interests acquired by Marconi, Inc. were surrendered to the Company for no consideration in connection with Avery Berkel's execution and delivery of market term supply agreements with affiliates of Marconi Corporation plc.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

5.    Inventories

      The components of net inventories are as follows:

                                                                  March 31,
                                               December 31,         2001
                                                   2001           (Audited)
                                                 -------           -------

      Raw materials                              $ 5,934           $ 7,344
      Work in process                             11,319            12,980
      Finished goods                              32,077            35,880
                                                 -------           -------
                                                 $49,330           $56,204
                                                 =======           =======

6.    Income Taxes

            The Company has recorded a tax benefit from continuing operations of $192 and $1,417 for the quarter and nine months ended December 31, 2001, respectively. The Parent is a limited liability company and is thus not directly subject to U.S. federal or state income taxes. For its subsidiaries in the United Kingdom, the Company recorded an income tax benefit from continuing operations of $1,619 and $4,271 for the quarter and nine months ended December 31, 2001, respectively. Net tax provisions from continuing operations of $1,427 and $2,854 were recorded for the quarter and nine months ended December 31, 2001, respectively, with respect to the Company's other foreign subsidiaries. No net tax benefit has been recorded with respect to U.S. consolidated tax losses for the three and nine months ended December 31, 2001 due to the realizability of tax assets not considered likely.

            The Company recorded a tax benefit from continuing operations of $2,770 and $4,198 for the quarter and nine months ended December 31, 2000, respectively. For its subsidiaries in the United Kingdom, the Company recorded a net income tax benefit from continuing operations of $1,325 and $4,552 for the quarter and nine months ended December 31, 2000, respectively. The net income tax benefit recorded for the nine months ended December 31, 2000 is primarily due to the benefit associated with the amortization of the inventory fair value adjustment. Tax provisions of $307 and $48 were recorded for the nine months ended December 31, 2000 with respect to the Company's subsidiaries in Canada and the Netherlands, respectively. No tax benefit was recorded with respect to U.S. consolidated tax losses for the nine months ended December 31, 2000 due to the uncertainty about the realizability of tax assets.

            A valuation allowance has been established for the tax benefits of all net operating loss carryforwards, except for those jurisdictions with indefinite carryforward periods, and for those deductible temporary differences in jurisdictions where the Company's operating results do not presently support an assertion that ultimate realization is more likely than not.

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

7.    Comprehensive Loss

            Comprehensive loss and its components are as follows:

                                                             Quarter Ended         Nine Months Ended
                                                              December 31,            December 31,
                                                           -------------------    --------------------
                                                             2001       2000        2001        2000
                                                           -------    --------    --------    --------
      Loss before dividends on Preferred Member Interest   $(2,713)   $(13,437)   $(25,185)   $(34,120)
      Other comprehensive income (loss)
          Foreign currency translation adjustment           (3,322)        861         155      (1,633)
                                                           --------   ---------   ---------   ---------
               Comprehensive loss                          $(6,035)   $(12,576)   $(25,030)   $(35,753)
                                                           ========   =========   =========   =========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

8.    Segment Information

            The Company is organized for management purposes into three reportable business segments: the North American Industrial division, the Rest of the World division and the Consumer division. The Company evaluates performance and allocates resources based on operating income. The reporting segments follow the same accounting policies as Weigh-Tronix's consolidated financial statements as described in the annual audited consolidated financial statements. Following is a tabulation of the business segment information for each of the periods presented. The business and operating assets of Salter Housewares, which represents the Consumer division, were sold on February 7, 2002. Accordingly, this division is classified as a discontinued operation for all periods presented.

Quarter ended December 31,

                                North        Rest of
                              American        World                   Corporate    Consolidated
                             Industrial    Industrial     Consumer    and Other        Total
                             ----------    ----------    ----------   ----------   ------------
2001
External product revenues    $   11,828    $   28,118    $       --   $       --    $   39,946
External service revenues         3,703        24,124            --           --        27,827
                             ----------    ----------    ----------   ----------    ----------
Total external revenues      $   15,531    $   52,242    $       --   $       --    $   67,773
                             ==========    ==========    ==========   ==========    ==========
Intersegment revenues        $    1,256    $       60    $       --   $       --    $    1,316
Gross profit                      4,584        20,126            --           --        24,710
Operating loss                     (294)         (937)           --       (2,205)       (3,436)
Earnings from discontinued
operations, net of tax               --            --           494           --           494

2000
External product revenues    $   12,479    $   27,193    $       --   $       --    $   39,672
External service revenues         3,773        28,379            --           --        32,152
                             ----------    ----------    ----------   ----------    ----------
Total external revenues      $   16,252    $   55,572    $       --   $       --    $   71,824
                             ==========    ==========    ==========   ==========    ==========
Intersegment revenues        $      688    $       16    $       --   $       --    $      704
Gross profit                      5,415        22,131            --           --        27,546
Operating income (loss)             611        (5,056)           --       (1,154)       (5,599)
Earnings from discontinued
operations, net of tax               --            --           249           --           249

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

8.    Segment Information (continued)

Nine months ended December 31,

                                North       Rest of
                              American       World                   Corporate       Inter-     Consolidated
                             Industrial   Industrial     Consumer    and Other       segment       Total
                             ----------   ----------    ----------   ----------    ----------    ----------
External product revenues    $   38,550   $   84,545    $       --   $       --    $       --    $  123,095
External service revenues        11,316       75,298            --           --            --        86,614
                             ----------   ----------    ----------   ----------    ----------    ----------
Total external revenues      $   49,866   $  159,843    $       --   $       --    $       --    $  209,709
                             ==========   ==========    ==========   ==========    ==========    ==========
Intersegment revenues        $    3,904   $      598    $       --   $       --    $       --    $    4,502
Gross profit                     15,964       65,801            --           --            --        81,765
Operating income (loss)           1,681      (5,666)            --       (4,406)           --       (8,391)
Earnings from discontinued
operations, net of tax               --           --         1,033           --            --         1,033

2000
External product revenues    $   40,545   $   74,505    $       --   $       --    $       --    $  115,050
External service revenues        11,648       64,409            --           --            --        76,057
                             ----------   ----------    ----------   ----------    ----------    ----------
Total external revenues      $   52,193   $  138,914    $       --   $       --    $       --    $  191,107
                             ==========   ==========    ==========   ==========    ==========    ==========
Intersegment revenues        $    1,770   $       52    $       --   $       --    $       --    $    1,822
Gross profit                     17,774       35,987            --           --            --        53,761
Operating income (loss)           3,989     (18,593)            --      (7,853)            --      (22,457)
Earnings from discontinued
operations, net of tax               --           --           767           --            --           767

Balance Sheet
December 31, 2001
Long-lived assets                25,063      123,120            --        1,440            --       149,623
Total assets (1)                 83,612      375,645         7,988      333,948     (507,689)       293,504

March 31, 2001
Long-lived assets                26,717      143,004         7,753        1,265            --       178,739
Total assets (1)                 92,294      440,885         7,753      326,880     (550,888)       316,924

Nine months ended
December 31, 2001
Capital expenditures                885        2,947            --          209            --         4,041

Nine months ended
December 31, 2000
Capital expenditures              1,215        1,406            --           --            --         2,621

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

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

8.    Segment Information (continued)

            Net sales by customer location for the three and nine months ended December 31, 2001 and 2000 were as follows:

                                 Quarter ended         Nine months ended
                                  December 31,           December 31,
                                 2001       2000        2001        2000
                               -------------------    --------------------
      Net revenues:
      United States            $12,502    $ 21,049    $ 47,700    $ 58,342
      United Kingdom            26,850      26,437      79,424      67,465
      Other                     28,421      24,338      82,585      65,300
                               -------    --------    --------    --------
                               $67,773    $ 71,824    $209,709    $191,107
                               =======    ========    ========    ========

            Long-lived assets by location as of December 31, 2001 and March 31, 2001 were as follows:


                                               December 31,       March 31,
                                                   2001             2001
                                               ------------       ---------
      Long-lived assets:
        United States                            $ 26,483         $ 28,693
        United Kingdom                            108,963          134,629
        Other                                      14,177           15,417
                                                 --------         --------
                                                 $149,623         $178,739
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

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

         Unaudited Consolidated Balance Sheets as of December 31, 2001

                                                                                                 Non-
                                                                                 Guarantor    Guarantor
                                                         Parent       Issuer   Subsidiaries Subsidiaries  Eliminations    Total
                                                         ------       ------   ------------ ------------  ------------    -----
Assets
Current Assets
  Cash and cash equivalents                            $      --    $    (82)    $   5,990    $   2,013    $      --    $   7,921
  Account receivables, net                                    --           --       51,674       25,949     (12,946)       64,677
  Inventories, net                                            --           --       36,872       12,458           --       49,330
  Prepaid expenses and other current assets                   --          110        3,514        5,742           --        9,366
  Deferred income taxes                                       --           --        1,970        2,629           --        4,599
  Net assets of discontinued operations                       --           --        7,988           --           --        7,988
                                                      ----------    ---------    ---------    ---------   ----------    ---------
    Total current assets                                      --           28      108,008       48,791     (12,946)      143,881
Property, plant and equipment, net                            --           --       34,392        3,441           --       37,833
Intangibles, net                                           1,107           --       72,844       19,709           --       93,660
Deferred financing costs, net                                 --           --        9,556           --           --        9,556
Investment in unconsolidated joint ventures                   --           --          688        2,500           --        3,188
Other long-term assets                                        --           --           --        5,386           --        5,386
Investments in subsidiaries                              (6,752)           --      204,384           --    (197,632)           --
Intercompany receivables                                     745      208,528      111,884       38,434    (359,591)           --
                                                      ----------    ---------    ---------    ---------   ----------    ---------
    Total assets                                      $  (4,900)    $ 208,556    $ 541,756    $ 118,261   $(570,169)    $ 293,504
                                                      ==========    =========    =========    =========   ==========    =========

Liabilities, Mandatorily Redeemable Membership
Interests and Members' Equity (Deficit)
Current Liabilities
  Current portion of long-term debt                    $      --    $ 194,775    $   1,708    $      --    $      --    $ 196,483
  Accounts payable                                            --           --       27,518       11,081     (12,946)       25,653
  Accrued expenses                                            --        2,809       23,383        9,714           --       35,906
  Deferred service contract revenue                           --           --       14,386        8,039           --       22,425
                                                      ----------    ---------    ---------    ---------   ----------    ---------

    Total current liabilities                                         197,584       66,995       28,834     (12,946)      280,467
Other long-term obligations                                   --           --        1,428        7,511        (719)        8,220
Deferred income taxes                                         --        2,266       (1,957)       8,390           --        8,699
Intercompany loans                                           995          551      348,609        8,717    (358,872)           --
                                                      ----------    ---------    ---------    ---------   ----------    ---------

    Total liabilities                                        995      200,401      415,075       53,452    (372,537)      297,386
Commitments and contingencies
Minority interest                                             --           --           --        2,013           --        2,013
Mandatorily redeemable membership interests
  Class A membership interests, subject to put
    option, at Cost                                        1,139           --           --           --           --        1,139
  Class C membership interests, subject to put
    option, at fair value                                     --           --           --           --           --           --
  Preferred member interest (at liquidation
    preference), including accrued dividends
    of $1,734                                             10,994           --           --           --           --       10,994
                                                      ----------    ---------    ---------    ---------   ----------    ---------

    Total mandatorily redeemable membership interests     12,133           --           --           --           --       12,133
Members' equity (deficit):
  Share Capital                                               --           --      173,839       76,050    (249,889)           --
  Membership interests                                    54,410        4,225       14,129           --     (18,354)       54,410
  Additional paid-in capital                               5,438           --           --           --           --        5,438
  Subscription note receivable                             (380)           --           --           --           --        (380)
  Unearned compensation                                     (69)           --           --           --           --         (69)
  Retained earnings (accumulated deficit)               (71,303)        3,930     (59,290)      (9,324)       64,684     (71,303)
  Accumulated other comprehensive loss                   (6,124)           --      (1,997)      (3,930)        5,927      (6,124)
                                                      ----------    ---------    ---------    ---------   ----------    ---------

    Members' equity (deficit)                           (18,028)        8,155      126,681       62,796    (197,632)     (18,028)
                                                      ----------    ---------    ---------    ---------   ----------    ---------
    Total mandatorily redeemable membership
      interests and members' equity (deficit)            (5,895)        8,155      126,681       62,796    (197,632)      (5,895)
                                                      ----------    ---------    ---------    ---------   ----------    ---------
    Total liabilities, mandatorily redeemable
      membership interests and members' equity
      (deficit)                                       $  (4,900)    $ 208,556    $ 541,756    $ 118,261   $(570,169)    $ 293,504
                                                      ==========    =========    =========    =========   ==========    =========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

              Unaudited Consolidated Statements of Operations for
                      the Quarter Ended December 31, 2001

                                                                                          Non-
                                                                          Guarantor    Guarantor
                                                     Parent     Issuer   Subsidiaries Subsidiaries  Eliminations     Total
                                                     ------     ------   ------------ ------------  ------------     -----
Revenues:
  Product Sales                                      $    --    $    --    $ 33,238    $ 12,898       $(6,190)      $ 39,946
  Services                                                --         --      20,970       6,857             --        27,827
                                                    --------    -------   ---------    --------       --------     ---------

    Total Revenues                                        --         --      54,208      19,755        (6,190)        67,773

Cost of Revenues
  Cost of products sold                                   --         --      28,027       9,132        (6,190)        30,969
  Cost of services                                        --         --       9,164       2,930             --        12,094
                                                    --------    -------   ---------    --------       --------     ---------

    Total cost of revenues                                --         --      37,191      12,062        (6,190)        43,063

                                                    --------    -------   ---------    --------       --------     ---------
    Gross Profit                                          --         --      17,017       7,693             --        24,710
Operating expenses:
Selling, general and administrative                       45        591      18,207       5,885             --        24,728
Depreciation and amortization                             15         --       2,625         685             --         3,325
Restructuring charge                                      --         --          --          93             --            93
                                                    --------    -------   ---------    --------       --------     ---------

    Operating income (loss)                             (60)      (591)     (3,815)       1,030             --       (3,436)
Interest expense                                          --      4,742       5,631         141        (5,418)         5,096
Interest income                                           --    (4,863)         (4)       (551)          5,418            --
Other (income) expense, net                               --    (2,217)     (3,163)          91             --       (5,289)
Equity in income of unconsolidated joint
  venture                                                 --         --        (26)         (3)             --          (29)
Equity in loss of consolidated subsidiaries            2,653         --          --          --        (2,653)            --
                                                    --------    -------   ---------    --------       --------     ---------

  Income (loss) before provision (benefit) for
    income taxes, minority interest in net income
    of subsidiary and discontinued operations        (2,713)      1,747     (6,253)       1,352          2,653       (3,214)

Provision (benefit) for income taxes                      --        611     (1,148)         345             --         (192)

Minority interest in net income of subsidiary             --         --          --         185             --           185
                                                    --------    -------   ---------    --------       --------     ---------
Income (loss) before discontinued operations
  and dividends on preferred member interest         (2,713)      1,136     (5,105)         822          2,653       (3,207)
Discontinued Operations
    Earnings  from discontinued
      operations, net of tax                              --         --         494          --             --           494
                                                    --------    -------   ---------    --------       --------     ---------
Income (loss) before dividends on
  Preferred member interest                          (2,713)      1,136     (4,611)         822          2,653       (2,713)
Dividends accrued on preferred
  member interest                                        299         --          --          --             --           299
                                                    --------    -------   ---------    --------       --------     ---------
Net income (loss) available (attributable)
  to members                                        $(3,012)    $ 1,136   $ (4,611)    $    822        $ 2,653     $ (3,012)
                                                    ========    =======   =========    ========       ========     =========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

               Unaudited Consolidated Statements of Operations for
                    the Nine Months Ended December 31, 2001

                                                                                         Non-
                                                                          Guarantor    Guarantor
                                                    Parent      Issuer   Subsidiaries  Subsidiaries   Eliminations     Total
                                                    ------      ------   ------------  ------------   ------------     -----
Revenues:
  Product Sales                                    $     --    $     --    $ 104,667      $ 36,990     $(18,562)      $ 123,095
  Services                                               --          --       66,489        20,125            --         86,614
                                                  ---------    --------   ----------     ---------      --------     ----------

    Total Revenues                                       --          --      171,156        57,115      (18,562)        209,709

Cost of Revenues
  Cost of products sold                                  --          --       82,311        26,856      (18,562)         90,605
  Cost of services                                       --          --       28,579         8,760            --         37,339
                                                  ---------    --------   ----------     ---------      --------     ----------

    Total cost of revenues                               --          --      110,890        35,616      (18,562)        127,944
                                                  ---------    --------   ----------     ---------      --------     ----------

    Gross Profit                                         --          --       60,266        21,499            --         81,765
Operating expenses:
Selling, general and administrative                     135         779       56,038        17,455            --         74,407
Depreciation and amortization                            45          --        8,297         2,100            --         10,442
Restructuring charge                                     --          --          521         4,786            --          5,307
                                                  ---------    --------   ----------     ---------      --------     ----------

    Operating loss                                     (180)       (779)      (4,590)       (2,842)           --         (8,391)
Interest expense                                         --      14,631       18,499           288      (17,495)         15,923
Interest income                                          --     (14,928)      (1,137)       (1,669)      17,495            (239)
Other (income) expense, net                              --      (2,417)       5,136         2,195            --          4,914
Equity in income of unconsolidated
  joint venture                                          --          --          (26)         (298)           --           (324)
Equity in loss of consolidated subsidiaries          25,005          --           --            --      (25,005)             --
                                                  ---------    --------   ----------     ---------      --------     ----------

  Income (loss) before provision (benefit) for
  income taxes, minority interest in
  loss of subsidiary and discontinued operations   (25,185)       1,935     (27,062)       (3,358)        25,005       (28,665)

Provision (benefit) for income taxes                     --         677      (2,942)          848            --         (1,417)

Minority interest in loss of subsidiary                  --          --           --       (1,030)           --         (1,030)
                                                  ---------    --------   ----------     ---------      --------     ----------
Income (loss) before discontinued operations
  and dividends on preferred member interest       (25,185)       1,258     (24,120)       (3,176)      (25,005)       (26,218)
Discontinued Operations
  Earnings from discontinued
    operations, net of tax                               --          --       1,033            --            --          1,033
                                                  ---------    --------   ----------     ---------      --------     ----------

Income (loss) before dividends on
  preferred member interest                        (25,185)       1,258     (23,087)       (3,176)        25,005       (25,185)
Dividends accrued on preferred
  member interest                                      863           --           --            --            --           863
                                                  ---------    --------   ----------     ---------      --------     ----------
Net income (loss) available (attributable)
  to members                                      $(26,048)    $  1,258   $ (23,087)     $ (3,176)      $ 25,005     $ (26,048)
                                                  =========    ========   ==========     =========      ========     ==========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

          Unaudited Condensed Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2001

                                                                                               Non-
                                                                                Guarantor    Guarantor
                                                        Parent     Issuer     Subsidiaries  Subsidiaries  Eliminations      Total
                                                        ------     ------     ------------  ------------  ------------      -----
Net cash provided by (used in) operating activities     $    --  $ (3,579)      $(9,993)     $(1,358)         $ 44       $(14,886)
Cash flows from investing activities:
  Expenditures for property and equipment                    --         --       (3,459)        (582)           --         (4,041)
  Proceeds from sales of property and equipment              --         --         2,924          229           --           3,153
  Dividends from unconsolidated joint ventures                                        37          208           --             245
  Proceeds from disposal of businesses                       --         --         5,852           45           --           5,897
  Proceeds from disposal of joint venture                    --         --            --          504           --             504
                                                        -------  ---------      --------      -------         ----        --------

  Net cash used in investing activities                      --         --         5,354          404           --           5,758
Cash flows from financing activities:
Payments  made on term loans related to the
  Senior Credit Agreement                                    --    (2,488)            --           --           --         (2,488)
Proceeds from the revolving credit portion
  of the Senior Credit Agreement                             --     37,858            --           --           --          37,858
Payments made on the revolving credit portion
  of the Senior Credit Agreement                             --   (28,672)            --           --           --        (28,672)
Payments made on capital lease obligations                   --         --            --          (6)           --             (6)
Proceeds (payments) on intercompany loans                    --    (4,009)         5,397      (1,344)         (44)              --
                                                        -------  ---------      --------      -------         ----        --------

  Net cash provided by (used in)
    financing activities                                     --      2,689         5,397      (1,350)         (44)           6,692
Net cash provided by discontinued operations                 --         --           990          --            --             990
Effects of exchange rates on cash and cash equivalents       --        672          (56)        (303)           --             313
                                                        -------  ---------      --------      -------         ----        --------

Net (decrease) increase  in cash and cash equivalents        --      (218)         1,692      (2,607)           --         (1,133)

Cash and cash equivalents, beginning of the period           --        136         4,298        4,620           --           9,054
                                                        -------  ---------      --------      -------         ----        --------

Cash and cash equivalents, end of the period            $    --  $    (82)      $  5,990      $ 2,013         $ --        $  7,921
                                                        =======  =========      ========      =======         ====        ========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

                Consolidated Balance Sheets as of March 31, 2001

                                                                                              Non-
                                                                             Guarantor      Guarantor
                                                     Parent      Issuer    Subsidiaries   Subsidiaries   Eliminations     Total
                                                    --------    --------     ---------      ---------     ----------    ---------
Assets
Current Assets
  Cash and cash equivalents                         $     --    $    136     $   4,298      $   4,620      $      --    $   9,054
  Account receivables, net                               744         673        54,804         24,148       (15,673)       64,696
  Inventories, net                                        --          --        44,982         11,310           (88)       56,204
  Prepaid expenses and other current assets               --          18           674          3,704             --        4,396
  Deferred Income taxes                                   --          --         2,684          1,151             --        3,835
                                                    --------    --------     ---------      ---------     ----------    ---------

    Total current assets                                 744         827       107,442         44,933       (15,761)      138,185
Property, plant and equipment, net                        --          --        38,781          4,146             --       42,927
Intangibles, net                                       1,152          --        83,233         23,864             --      108,249
Net assets of discontinued operations                     --          --         7,753             --             --        7,753
Deferred financing costs, net                             --          --        10,644             --             --       10,644
Investment in unconsolidated joint ventures               --          --           661          3,182             --        3,843
Other long-term assets                                    --          --            64          5,259             --        5,323
Investments in subsidiaries                           18,099          --       204,756             --      (222,855)           --
Intercompany receivables                                  --     200,647         9,579         24,495      (234,721)           --
                                                    --------    --------     ---------      ---------     ----------    ---------
    Total assets                                    $ 19,995    $201,474     $ 462,913      $ 105,879     $(473,337)    $ 316,924
                                                    ========    ========     =========      =========     ==========    =========

Liabilities, Mandatorily Redeemable Membership
Interests and Members' Equity
Current Liabilities
  Current portion of long-term debt                 $     --    $  2,987     $      16      $      28      $      --    $   3,031
  Accounts payable                                        --         538        28,668         11,803       (15,691)       25,318
  Accrued expenses                                        --       5,441        29,497          3,973             --       38,911
  Deferred service contract revenue                       --          --        16,923          3,794             --       20,717
                                                    --------    --------     ---------      ---------     ----------    ---------

    Total current liabilities                             --       8,966        75,104         19,598       (15,691)       87,977
Long-term debt                                            --     184,022         1,715             47             --      185,784
Other long-term obligations                               --          --         2,922          7,376             --       10,298
Deferred income taxes                                     --       1,589         4,088          4,967             --       10,644
Intercompany loans                                       995          --       232,438          1,192      (234,625)           --
                                                    --------    --------     ---------      ---------     ----------    ---------

    Total liabilities                                    995     194,577       316,267         33,180      (250,316)      294,703
Commitments and contingencies
Minority interest                                         --          --            --          3,221             --        3,221
Mandatorily redeemable interests:
  Class A membership interests, subject to put
    Option, at cost                                    1,139          --            --             --             --        1,139
  Class C membership interests, subject to put
    Option, at fair market value                          --          --            --             --             --           --
  Preferred member interest, including accrued
    dividends of $871                                 10,131          --            --             --             --       10,131
                                                    --------    --------     ---------      ---------     ----------    ---------

    Total mandatorily redeemable membership
      Interests                                       11,270          --            --                            --       11,270
Members' equity:
  Share capital                                           --          --       173,839         76,050      (249,889)           --
  Membership interests                                54,410       4,225        14,129            372       (18,726)       54,410
  Additional paid-in capital                           5,438          --            --             --             --        5,438
  Subscription note receivable                         (380)          --            --             --             --        (380)
  Unearned compensation                                (204)          --            --             --             --        (204)
  Retained earnings (accumulated deficit)           (45,255)       2,672      (36,203)        (6,148)         39,679     (45,255)
  Accumulated other comprehensive loss               (6,279)          --       (5,119)          (796)          5,915      (6,279)
                                                    --------    --------     ---------      ---------     ----------    ---------

    Members' equity                                    7,730       6,897       146,646         69,478      (223,021)        7,730
                                                    --------    --------     ---------      ---------     ----------    ---------

    Total mandatorily redeemable membership
      interests and members' equity                   19,000       6,897       146,646         69,478      (223,021)       19,000

    Total liabilities, mandatorily redeemable       --------    --------     ---------      ---------     ----------    ---------
      membership interests and members' equity      $ 19,995    $201,474     $ 462,913      $ 105,879     $(473,337)    $ 316,924
                                                    ========    ========     =========      =========     ==========    =========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

               Unaudited Consolidated Statements of Operations for
                      the Quarter Ended December 31, 2000

                                                                                                 Non-
                                                                                Guarantor      Guarantor
                                                       Parent        Issuer   Subsidiaries   Subsidiaries  Eliminations     Total
                                                       ------        ------   ------------   ------------  ------------     -----
Revenues:
  Products Sales                                      $     --      $    --      $ 34,970      $ 10,586     $ (5,884)      $ 39,672
  Services                                                  --           --        27,199         6,052       (1,099)        32,152
                                                     ---------     --------     ---------      --------      --------     ---------

    Total revenues                                          --           --        62,169        16,638       (6,983)        71,824
Cost of revenues:
  Cost of products sold                                     --           --        28,537         8,723       (5,884)        31,376
  Cost of services                                          --           --        11,061         2,940       (1,099)        12,902
                                                     ---------     --------     ---------      --------      --------     ---------

    Total cost of revenues                                  --           --        39,598        11,663       (6,983)        44,278
                                                     ---------     --------     ---------      --------      --------     ---------

    Gross profit                                            --           --        22,571         4,975            --        27,546
Operating expenses:
  Selling, general and administrative                      269         (75)        23,083         4,998            --        28,275
  Depreciation and amortization                             15           14         3,982           191            --         4,202
  Restructuring charge                                      --           --           668            --            --           668
                                                     ---------     --------     ---------      --------      --------     ---------

    Operating income (loss)                              (284)           61       (5,162)         (214)            --       (5,599)
Interest expense                                            --        1,600         4,902            43         (121)         6,424
Interest income                                            (3)           --          (47)         (103)           121          (32)
Other (income) expense, net                                 --        3,498         1,226         (109)            --         4,615
Equity in income of unconsolidated joint ventures           --           --         (251)            --            --         (251)
Equity in loss of consolidated subsidiaries             13,156           --            --            --      (13,156)            --
                                                     ---------     --------     ---------      --------      --------     ---------

  Income (loss) before provision (benefit)
   for income taxes, minority interest in
   income (loss) of subsidiary and discontinued
   operations                                          (13,437)      (5,037)      (10,992)          (45)        13,156      (16,355)

Provision (benefit) for income taxes                        --      (1,541)       (1,002)         (226)            --        (2,769)
Minority interest in income (loss) of subsidiary            --           --           102           (2)            --           100
                                                     ---------     --------     ---------      --------      --------     ---------

  Income (loss) before discontinued operations
    and dividends on preferred member interest        (13,437)      (3,496)      (10,092)           183        13,156      (13,686)
Discontinued operations

Earnings from discontinued operations, net
  of income tax benefit                                     --           --           249            --            --           249
                                                     ---------     --------     ---------      --------      --------     ---------
Income (loss) before dividends on preferred
  member interest                                     (13,437)      (3,496)       (9,843)           183        13,156      (13,437)
Dividends accrued on preferred
  member interest                                          266           --            --            --            --           266
                                                     ---------     --------     ---------      --------      --------     ---------

    Net income (loss) available
      (attributable)to members                       $(13,703)     $(3,496)     $ (9,843)      $    183      $ 13,156     $(13,703)
                                                     =========     ========     =========      ========      ========     =========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

               Unaudited Consolidated Statements of Operations for
                    the Nine Months Ended December 31, 2000

                                                                                                  Non-
                                                                               Guarantor     Guarantor
                                                      Parent        Issuer    Subsidiaries  Subsidiaries   Eliminations     Total
                                                      ------        ------    ------------  ------------   ------------     -----
Revenues:
 Products Sales                                      $     --      $    --      $ 102,857      $ 25,967     $(13,774)      $ 115,050
 Services                                                  --           --         62,423        15,781       (2,147)         76,057
                                                    ---------     --------     ----------     ---------      --------     ----------


    Total revenues                                         --           --        165,280        41,748      (15,921)        191,107
Cost of revenues:
  Cost of products sold                                    --           --         84,812        22,736      (13,774)         93,774
  Cost of services                                         --           --         35,888         9,831       (2,147)         43,572
                                                    ---------     --------     ----------     ---------      --------     ----------

    Total cost of revenues                                 --           --        120,700        32,567      (15,921)        137,346
                                                    ---------     --------     ----------     ---------      --------     ----------

    Gross profit                                           --           --         44,580         9,181            --         53,761
Operating expenses:
  Selling, general and administrative                   2,029         (75)         49,944        12,609            --         64,507
  Depreciation and amortization                            33           35          8,550           486            --          9,104
  Restructuring charge                                     --           --          2,607            --            --          2,607
                                                    ---------     --------     ----------     ---------      --------     ----------

    Operating income (loss)                           (2,062)           40       (16,521)       (3,914)            --       (22,457)
Interest expense                                           41        1,899         12,679           201         (284)         14,536
Interest income                                           (3)           --          (146)         (369)           284          (234)
Other (income) expense, net                                --      (1,468)          1,415             9            --           (44)
Equity in (income) of unconsolidated
  joint ventures                                           --           --          (282)            --            --          (282)
Equity in loss of consolidated subsidiaries            31,069           --             --            --      (31,069)             --
                                                    ---------     --------     ----------     ---------      --------     ----------

   Income (loss) before provision
     (benefit) for income taxes,  minority
     interest in income of subsidiary and
     discontinued operations                         (33,169)        (391)       (30,187)       (3,755)        31,069       (36,433)

Provision (benefit) for income taxes                       --           27        (4,445)           221            --        (4,197)
Minority interest in income of subsidiary                  --           --            102                          --            102
                                                    ---------     --------     ----------     ---------      --------     ----------

    Income (loss) before extraordinary loss,
      dividends on preferred member interest
      and discontinued operations                    (33,169)        (418)       (25,844)       (3,976)        31,069       (32,338)
    Discontinued operations
Earnings from discontinued operations, net of
  income tax benefit                                       --           --            767            --            --            767
Extraordinary loss, net of income tax
  benefit of $66                                        (951)      (1,044)          (544)          (10)            --        (2,549)
                                                    ---------     --------     ----------     ---------      --------     ----------

    Income (loss) before dividends on
      preferred member interest                      (34,120)      (1,462)       (25,621)       (3,986)        31,069       (34,120)

Dividends accrued on preferred
  member interest                                         596           --             --            --            --            596
                                                    ---------     --------     ----------     ---------      --------     ----------
    Net income (loss) available
      (attributable) to members                     $(34,716)     $(1,462)     $ (25,621)     $ (3,986)      $ 31,069     $ (34,716)
                                                    =========     ========     ==========     =========      ========     ==========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

9.    Guarantors of Debt (continued)

          Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended December 31, 2000

                                                                                               Non-
                                                                              Guarantor     Guarantor
                                                  Parent        Issuer      Subsidiaries  Subsidiaries  Eliminations      Total
                                                  ------        ------      ------------  ------------  ------------      -----
Net cash used in operating activities           $   (290)     $ (16,635)      $     886     $(1,630)      $     --     $ (17,669)

Cash flows from investing activities:
  Expenditures for property
    and equipment                                      --             --        (2,180)        (441)            --        (2,621)
  Proceeds from sales of property
    and equipment                                      --             --            256          109            --            365
  Acquisition of businesses, net
    of cash acquired                                   --             --      (163,783)           --            --      (163,783)
  Dividends from unconsolidated
    joint ventures                                     --             --             --           --            --             --
                                                ---------     ----------      ---------     --------      --------     ----------
  Net cash used in investing activities                --             --      (165,707)        (332)            --      (166,039)

Cash flows from financing activities:
Payments made on former senior debt                    --       (38,747)        (1,740)           --            --       (40,487)
Payments made on former senior
  subordinated notes                                            (16,044)             --           --            --       (16,044)
Proceeds from term loans related to the
  Senior Credit Agreement                              --         68,260          1,740           --            --         70,000
Payments made on the Senior Credit Agreement           --        (2,900)                          --            --        (2,900)
Proceeds from the revolving credit portion
  of the Senior Credit Agreement                       --         45,530             --           --            --         45,530
Proceeds from the Senior Subordinated Notes,
  due June 1, 2010                                                95,891             --           --            --         95,891
Proceeds from membership interests                 39,536             --             --           --            --         39,536
Proceeds from preferred member interest             9,260             --             --           --            --          9,260
Payments made on capital lease obligations             --             --             --         (25)            --           (25)
Deferred financing costs                               --             --       (11,598)           --            --       (11,598)
Proceeds (payments) on intercompany loans        (48,506)      (134,565)        176,768        6,303            --             --
                                                ---------     ----------      ---------     --------      --------     ----------


  Net cash provided by financing activities           290         17,425        165,170        6,278            --        189,163

  Net cash used in discontinued operations             --             --          (515)           --            --          (515)
  Effect of exchange rates on cash and cash
    equivalents                                        --             --             10        (565)            31          (524)
                                                ---------     ----------      ---------     --------      --------     ----------

  Net increase in cash and cash equivalents            --            790          (156)        3,751            31          4,416

  Cash and cash equivalents, beginning of
    the period                                         --            527          3,509          140          (31)          4,145
                                                ---------     ----------      ---------     --------      --------     ----------

  Cash and cash equivalents, end of period       $     --      $   1,317      $   3,353      $ 3,891      $     --      $   8,561
                                                =========     ==========      =========     ========      ========     ==========

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

10.   Subsequent Events

On January 29, 2002, the preferred member interest and a warrant to acquire common member interests acquired by Marconi, Inc. were surrendered to the Company for no consideration in connection with Avery Berkel's execution and delivery of market term supply agreements with affiliates of Marconi Corporation plc.

On February 7, 2002, in an effort to focus on core businesses, the Company sold the net operating assets of Salter Housewares Limited ("Housewares") to Barclays Private Equity for approximately $16,920, subject to certain post-closing purchase price adjustments to be determined based on the level of Housewares' completion net operating assets. A preliminary pre-tax gain on sale of approximately $3,705, which includes the write-off of goodwill and other intangible assets totalling $2,230, resulted from the transaction and will be recorded in the Quarter ended March 31, 2002. Any differences between the estimated net operating assets and the final net operating assets will change the gain accordingly. The Company anticipates that available net operating losses in the U.K. will be sufficient to offset the tax liability resulting from the gain. The proceeds, net of transactions costs of approximately $2,539 and approximately $282 held in escrow to cover differences in net operating assets, were used to repay $14.1 million of the indebtedness outstanding under the Senior Credit Agreement.

The operating results of Housewares, which comprise the entire Consumer segment of the business (See Note 8), have been reported separately in these quarterly financial statements as a discontinued operation for all periods presented. Operating results and assets and liabilities of the discontinued operations are summarized below. Since the measurement date and the sale date are the same, the results for fiscal year 2002 reflect activity through December 31, 2001.

                                         Quarter Ended        Nine Months Ended
                                          December 31,          December 31,
                                       -----------------     -------------------
                                        2001       2000       2001        2000
                                       ------     ------     -------     -------

           Revenues                    $8,539     $6,984     $22,527     $17,931
           Operating income            $  733     $  701     $ 1,737     $ 1,652
           Provision for income taxes  $  255     $  110     $   443     $   374
           Earnings from
              discontinued operations  $  494     $  249     $ 1,033     $   767

                                            December 31,
                                                2001        March 31,
                                            (unaudited)       2001
                                            ------------    ---------

              Accounts receivable, net        $ 5,562        $ 4,732
              Inventories, net                  5,053          4,529
              Prepaid expenses                    657            421
              Deferred tax asset                   71             70
                                              -------        -------
                Current assets of
                  discontinued operations      11,343          9,752
              Net property, plant and
                Equipment                         667            677
              Net goodwill                      2,126          2,123
              Net intangibles                     104            131
                                              -------        -------
                Non-current assets of
                  discontinued operations       2,897          2,931
                                              =======        =======

                                WEIGH-TRONIX, LLC
              Notes to Unaudited Consolidated Financial Statements
                                 (In Thousands)

                Total assets of
                  discontinued operations     $14,240        $12,683
                                              =======        =======

              Accounts payable                  3,337          2,776
              Accrued liabilities               2,484          2,104
              Other current liabilities            33             --
              Deferred tax liability              398             50
                                              -------        -------
                Total liabilities of
                  discontinued operations       6,252          4,930
                                              -------        -------
              Net assets of discontinued
                operations                    $ 7,988        $ 7,753
                                              -------        -------

11.   Recently Issued Accounting Standards

      In July 2001, the Financial Accounting Standards Board (the "FASB") issued Statements of Financial Accounting Standards No. 141 (FAS 141), " Business Combinations" and No. 142 (FAS 142), "Goodwill and Other Intangible Assets." FAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, establishes specific criteria for the recognition of intangible assets separately from goodwill and requires that unallocated negative goodwill be written off immediately as an extraordinary gain instead of being deferred and amortized. The provisions of FAS 141 are effective for the Company's business acquisitions that are consummated after July 1, 2001. FAS 142 supercedes Accounting Principles Board Opinion No. 17, "Intangible Assets," and addresses the accounting for goodwill and intangible assets subsequent to their acquisition. Under FAS 142, goodwill and indefinite lived intangible assets will no longer be amortized but will be tested for impairment at least annually at the reporting unit level. In addition, the amortization period of intangible assets with finite lives will no longer be limited to forty years. The general provisions of FAS 142 will be effective for the Company as of April 1, 2002. However, certain provisions will be effective for all business acquisitions consummated after June 30, 2001. The Company is currently in the process of assessing the potential impact of these new standards on its financial statements.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations for the Three and Nine Months Ended December 31, 2001

Information Regarding Forward-Looking Statements

      This report on Form 10-Q includes forward-looking statements, including, in particular, statements about the Company's plans, strategies and prospects, which are in some cases identified by terminology such as "may," "will," "should," "expect," "plan," "anticipate," "intend," "believe," or "estimate." These forward-looking statements are based upon the Company's current expectations and projections about future events. These forward-looking statements are subject to risks, uncertainties and assumptions that relate to, among other things:


      o     the Company's anticipated growth strategies;
      o     the Company's expected internal growth;
      o     the Company's intention to introduce new products;
      o     technological advances;
      o     currency fluctuations;
      o anticipated industry trends and conditions, including regulatory reform;
      o     the Company's expected future capital needs;
      o the Company successfully concluding its current negotiations with its lenders regarding its Credit Agreement;
      o The Company's ability to realize the full value of its acquired goodwill and intangible assets;
      o     the Company's ability to compete in the future; and
      o     economic conditions, particularly in North America and the United
            Kingdom.

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

      Our interim consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Operating results for the nine months ended December 31, 2001 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2002.

Recent Developments

      Business Dispositions

      On July 31, 2001, the operations and certain assets of Berkel Inc. ("Berkel North America Slicer business" or "Berkel"), an indirect, wholly-owned subsidiary of the Company, were sold for total consideration of $8.4 million. A preliminary pre-tax loss of approximately $5.8 million was recorded in the three months ended September 30, 2001, including a non-cash charge, recorded in the quarter ended September 30, 2001 of approximately $7.4 million for the write-off of goodwill and other intangibles related to Berkel. During the quarter ended December 31, 2001, the amount of net operating assets sold as well as fees and expenses related to the sale were finalized. Consequently, the loss on sale was reduced to approximately $4.3 million, the income of $1.5 million being recorded in other income for the three months ended December 31, 2001.

      Of the $8.4 million consideration for Berkel, $1.5 million of contingent consideration was placed in escrow on completion. During the three months ended December 31, 2001, Berkel's completion balance sheet was finalized and $1.0 million of the escrow was settled, with the remaining $0.5 million in escrow to be settled in accordance with criteria defined in the purchase and sale agreement. Fees of approximately $1.1 million were incurred in connection with the transaction. Of the net cash proceeds received of $5.9 million, $5.1 million was applied against the outstanding balance under the Company's Amended and Restated Credit Agreement (the "Credit Agreement") in accordance with the terms thereof.

      On September 24, 2001 the Company sold its Spanish distribution subsidiary and a loss of approximately $1.5 million relating to the sale, subject to the preparation of the final completion balance sheet, was recorded in the Company's financial statements for the quarter and six months ended September 30, 2001. Upon finalization of the completion balance sheet of the Spanish subsidiary during the quarter ended December 31, 2001, it was determined that there was no loss on the sale. Accordingly, the loss of $1.5 million recorded in the Company's financial statements for the quarter and six months ended September 30, 2001 has been reversed in other income for the quarter and nine months ended December 31, 2001. In connection with this sale, the Company recorded a non-cash charge of approximately $0.1 million related to the write-off of purchase accounting goodwill and other intangibles connected with that operation.

      On December 7, 2001, the Company sold its Australian subsidiary, Salter Australia Pty Limited ("Salter Australia"), for a nominal sum. A loss of $0.4 million was recorded on the sale.

      During the quarter ended December 31, 2001, the Company sold its investment in its Norwegian joint venture company, for zero cash proceeds and the assumption of liabilities of approximately $0.3 million. A loss of $0.4 million was recorded on the sale.

      On February 7, 2002 the Company sold the business and assets of its consumer segment, Salter Housewares, to Barclays Private Equity. Total consideration was approximately $16.9 million. The net proceeds of $14.1 million, after fees and expenses of $2.5 million and an escrow of $0.3 million, were applied to bank debt in accordance with the Company's Senior Credit Agreement. The sale resulted in a gain of approximately $3.7 million, based on the estimated completion working capital and net of writing off goodwill and other intangible assets attributable to Salter Housewares of $2.2 million. The gain will be recognized in the quarter ending March 31, 2002. Any changes to these estimates and the actual settlement amount may change the gain on sale. It is anticipated that the taxable gain arising from the sale of assets will be fully offset by current and prior year tax losses in the Company's UK subsidiaries. The Company's financial statements have been restated to reflect the Consumer division as a discontinued operation for all periods presented. Operating results of the Consumer Segment are summarized in the notes to the financial statements.

      Credit facility

     On November 19, 2001, the Company's bank group granted the Company a waiver, as of and for the period ended September 30, 2001, of the leverage ratio financial covenant contained in the Credit Agreement that was adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that were also projected to be impacted by the sale of Berkel Inc. (the "Fourth Amendment and Waiver"). The Fourth Amendment and Waiver included provisions relating to the Company's financial reporting and a commitment by the Company to deliver a business plan including a cash-flow forecast to its lenders on or before January 11, 2002. Additionally under the Fourth Amendment and Waiver there will be an increase of 0.75% on the Applicable Margin on the Company's indebtedness under the Senior Credit Agreement effective April 1, 2002. On January 11, 2002, the Company and its lenders executed a limited waiver to the Fourth Amendment and Waiver extending the submission date for the Company's business plan to January 16, 2002.

     The Fourth Amendment and Waiver also established February 7, 2002 (the "Reset Amendment Date") as the date by which the Company was required to reach an agreement with its lenders in writing regarding amendments to the Credit Agreement (the "Reset Amendment"), including adjusted levels for the Company's financial covenants, based on the Company's new business plan submitted on January 16, 2002.

     On December 4, 2001 the Company and its lenders executed a fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to permit the sale of Salter Australia Pty Limited.

     On January 18, 2002, the Company and its lenders executed a Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment further amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to more accurately describe the previously permitted sale of the business and assets of Salter Housewares Limited and the incurrence by the Company of an indemnification guarantee respecting such sale.

     On February 7, 2002 the Company and its lenders executed a second limited waiver to the Fourth Amendment and Waiver extending the February 7, 2002 Reset Amendment Date to February 13, 2002. On February 13, 2002 the Company and its lenders executed a Seventh Amendment and Waiver to the Credit Agreement. The Seventh Amendment and Waiver extends the Reset Amendment Date to March 22, 2002 to allow the Company to assess its financial strategy and provide its lenders with a report on the Company's debt status and a cash budget through April 30, 2002. It waives any default or event of default under the financial covenants in the Credit Agreement from February 8, 2002 through and until March 22, 2002. The Seventh Amendment and Waiver includes restrictions on the Company's ability to draw down on its revolving credit facility to a maximum of $2.5 million during the waiver period, subject to an existing borrowing base formula and total facility provisions. The Seventh Amendment and Waiver requires Berkshire Partners to increase its guarantee to support 25% of any Credit Agreement funding of the Company's revolving credit facility during the waiver period. The Company's lenders reserve the right to draw the Berkshire Partners guarantee on March 22, 2002 or upon an earlier Event of Default. The lenders may advance amounts in excess of $2.5 million or the amount otherwise available under the Borrowing base formula if Berkshire Partners agrees to guarantee the amount in excess. While there can be no assurance, the Company believes that funds available under the Seventh Amendment and Waiver will be sufficient to fund the Company's working capital requirements through March 22, 2002.

     The Company has engaged financial consultants to assist in its cash flow analysis and to assess its strategic options and it intends to negotiate a Reset Amendment with its senior lenders that will set financial covenants that are attainable by the Company given its business plan and projected future financial performance. There can be no assurance that a Reset Amendment acceptable to the Company will be negotiated. The Company's ability to continue as a going concern is dependent upon its ability to reach an agreement on an appropriate Reset Amendment and to comply with the terms thereof.

     A breach of any of the terms and conditions of the Seventh Amendment and Waiver, or subsequent breaches of the financial covenants under the Credit Agreement would result in an Event of Default, and could result in acceleration of the Company's indebtedness, both Senior Credit and Subordinated Notes, all of which debt could become immediately due and payable. Based upon the current business plan and cash flow forecast, the Company will not be able to comply with the financial covenants in the Amended and Restated Credit Agreement unless they are modified. Also, the failure to consummate a Reset Amendment adjusting covenants under the Credit Agreement by March 22, 2002 will itself constitute a breach under the Credit Agreement which could lead to acceleration of the Company's debt. If there is no modification of the financial covenants and the debt is accelerated, the Company would not be able to repay the debt or borrow sufficient funds to refinance it. Since the Seventh Amendment and Waiver waives financial covenant defaults only through March 22, 2002, the total indebtedness under the Credit Agreement and under the Subordinated Notes has been classified as a current liability in the consolidated balance sheet at December 31, 2001.

     Given the Company's continuing negotiations with its lenders, there is uncertainty concerning the Company's ability to recover the value of its long-lived assets, primarily goodwill and intangible assets. Given this uncertainty, the Company is evaluating the carrying value of its long-lived assets in accordance with FAS 121, "Acccounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". If, following this review, the Company determines the value of its long-lived assets to be impaired, these assets will be written off in part or in full. Consequently, an impairment charge may be deemed necessary and if determined as such will be recorded when the evaluation is complete in the quarter ending March 31, 2002.

Results of Operations

      The following discussion compares the results of operations for the three and nine months ended December 31, 2001 with the three and nine months ended December 31, 2000.

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

The Consumer division, comprising Salter Housewares, distributes residential scales and other home products to the consumer sector primarily in the U.K. and the U.S. The Company believes that the division has the leading market share position in the U.K. As discussed previously, the business and assets of Salter Housewares were sold on February 7, 2002, and as such, the Consumer Division represents a discontinued operation. The Company's financial statements have been restated to reflect the Consumer division as a discontinued operation for all periods presented.

      The following table details the Company's sales and earnings before interest, taxes, depreciation and amortization, before extraordinary items and certain non-recurring and one-time charges ("Adjusted EBITDA") in the three and nine months ended December 31, 2001 and 2000.

We have included presentations of EBITDA as defined above. Management believes that the inclusion of supplemental adjustments to the unaudited consolidated statements of operations that are applied in presenting Adjusted EBITDA are appropriate to aid with the interpretation of the Company's results of ongoing operations.

                                                               Quarter ended               Nine months ended
                                                                December 31,                 December 31,
                                                           -----------------------     -------------------------
                                                             2001          2000          2001           2000
                                                           ---------     ---------     ----------     ----------
                                                                (In thousands)              (In thousands)
Net Sales                                                   $ 67,773      $ 71,824      $ 209,709      $ 191,107
                                                           =========     =========     ==========     ==========

Net loss attributable to members                            $ (3,012)     $(13,703)     $ (26,048)     $ (34,716)

Add back interest and taxes:
  Interest expense                                             5,096         6,424         15,923         14,536
  Interest income                                                 --           (32)          (239)          (234)
  Dividends accrued on preferred interest                        299           266            863            596
  Benefit for income taxes                                      (192)       (2,769)        (1,417)        (4,197)
  Minority interest in income (loss) of subsidiary               185           100         (1,030)           102
  Other (income) expense                                      (5,289)        4,615          4,914            (44)
  Depreciation and amortization                                3,706         4,835         11,627         10,729
  Amortization of inventory step-up                               --           765             --         16,278
  Earnings from discontinued operations, net of income
    tax provision                                               (494)         (249)        (1,033)          (767)
                                                           ---------     ---------     ----------     ----------
EBITDA, from continuing operations as defined (1)                299           252          3,560          2,283
Add back non-recurring or one-time charges:
  Nonrecurring charges included in SG&A, as defined (2)        3,530         3,762          9,172          8,216
  Restructuring charge                                            93           668          5,307          2,607
  Discontinued operations, net of income tax benefit            (124)           --           (592)          (133)
  Extraordinary loss, net of income tax benefit                   --            --             --          2,549
                                                           ---------     ---------     ----------     ----------
                                                               3,499         4,430         13,887         13,239
                                                           ---------     ---------     ----------     ----------
Adjusted EBITDA, as defined (3)                             $  3,798      $  4,682      $  17,447      $  15,522
                                                           =========     =========     ==========     ==========

(1) EBITDA from continuing operations defined as income (loss) before income taxes, extraordinary loss, interest expense, interest income and depreciation and amortization. EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: a) operating income as an indicator of operating performance or
      (b) cash flows from operations, financing or investing activities as a measure of liquidity. EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

(2) Non-recurring charges included in SG&A in the three months ended December 31, 2001 include: (a) $1.3 million relating to the Company's continuing restructuring of its U.K. and European operations; (b) $0.4 million relating to legal and professional fees and other non-recurring charges;
      (c) $0.6 million related to the bank waiver and amendment and (d) $1.2 million related to the write-down of slow moving inventory in the U.K.

(3) Adjusted EBITDA equals EBITDA as defined in (1) in above adjusted for income and expense items which management believes are either non-recurring, non-cash or both. Adjusted EBITDA should not be considered in isolation or as an alternative to, or more meaningful than amounts determined in accordance with generally accepted accounting principles including: (a)operating income as an indicator of operating performance or (b) cash flows from operations, financing or investing activities as a measure of liquidity. Adjusted EBITDA is presented as additional information because management believes it is a useful financial indicator of a company's ability to service and or incur indebtedness. Because adjusted EBITDA is not calculated identically by all companies, the presentation herein may not be comparable to similarly titled measures of other companies.

      The following table presents the statement of operations line items through operating income as a percentage of revenues for the periods indicated on the basis presented in the unaudited financial statements attached hereto.

                                           Quarter Ended         Nine months ended
                                           December 31,            December 31,
                                        ------------------      ------------------
                                         2001        2000        2001        2000
                                        ------      ------      ------      ------
Income Statement Data:
Revenues ..........................     100.0%      100.0%      100.0%      100.0%
Cost of revenues ..................      63.5        61.6        61.0        71.9
                                        ------      ------      ------      ------
  Gross profit ....................      36.5        38.4        39.0        28.1
Operating expenses:
Selling, general and administrative      36.5        39.4        35.5        33.7
Depreciation and amortization .....       4.9         5.9         5.0         4.8
Restructuring charge ..............        --         0.9         2.5         1.4
                                        ------      ------      ------      ------
  Operating loss ..................      (4.9)%      (7.8)%      (4.0)%     (11.8)%
                                        ======      ======      ======      ======

Supplemental: (1)
Cost of revenues ..................      63.5%       60.6%       61.0%       63.3%
                                        ------      ------      ------      ------
  Gross profit ....................      36.5        39.4        39.0        36.7
Operating expenses:
Selling, general and administrative      36.5        39.4        35.5        33.7
Depreciation and amortization .....       4.9         5.9         5.0         4.8
Restructuring charge ..............        --         0.9         2.5         1.4
                                        ------      ------       ------      ------
  Operating loss ..................      (4.9)%      (6.8)%      (4.0)%      (3.2)%
                                        ======      ======       ======      ======

(1) Gross profit for the quarter and nine months ended December 31, 2000 reflects higher cost of sales due to the amortization charge of $.8 million and $16.3 million, respectively, relating to the $16.3 million inventory fair value adjustment recorded in connection with the acquisition of Avery Berkel on June 13, 2000 (the "inventory fair value adjustment"). The amortization charge represents the portion of the inventory fair value adjustment relating to the Avery Berkel inventory that was sold subsequent to June 13, 2000 but before December 31, 2000. The supplemental presentation of cost of revenue excludes the impact of the inventory fair value adjustment amortization.

Three months ended December 31, 2001 compared with the three months ended December 31, 2000

Revenues

      Revenues from continuing operations decreased by $4.0 million, or 5.6%, from $71.8 million for the three months ended December 31, 2000 to $67.8 million for the three months ended December 31, 2001. The decrease comprised: (1) a decrease in the sales of the Rest of World Industrial division of $3.4 million or 6.1%, from $55.6 million for the three months ended December 31, 2000 to $52.2 million for the three months ended December 31, 2001, largely due to the impact of the disposals of the Berkel North America Slicer business, Salter Australia, Berkel Germany and Berkel Spain (the "Disposed Businesses"); and (2) a decrease in sales in the North American Industrial division of $0.8 million or 4.9%, from $16.3 million for the three months ended December 31, 2000 to $15.5 million for the three months ended December 31, 2001. Sales of discontinued operations, comprising the Consumer division, increased $1.5 million, or 21.4%, from $7.0 million for the three months ended December 31, 2000, to $8.5 million increasing from $7.0 million for the three months ended December 31, 2001.

      The decrease in revenues in the Rest of World Industrial division was primarily attributable to: (1) an increase in local currency sales of $5.6 million resulting from increased revenues for UK and continental European retail scales; stronger industrial sales than the prior year; and higher direct export sales from the UK. These increases were offset by: (1) the impact of the sales of the Disposed Businesses of approximately $8.2 million; and (2) unfavorable foreign exchange rate movements. Unfavorable movements in the U.S. Dollar to U.K. Sterling foreign exchange rates between the quarters ended December 31, 2000 and 2001 impacted the Dollar reported sales of the Rest of the World Industrial division by approximately $0.8 million for the quarter ended December 31, 2001.

      The decrease in revenues in the North American Industrial division was largely attributable to: (1) decreased sales of heavy industrial scales over the prior year, due to the economic environment in North America; and (2) decreased sales of postal scales due largely to post September 11, 2001 impact on postal revenues, and also in part, to the disruption caused by the restructuring of our Santa Rosa operations.

Gross profit

      Gross profit from continuing operations decreased $2.8 million, or 10.2%, from $27.5 million in the three months ended December 31, 2000 to $24.7 million in the three months ended December 31, 2001. The decrease was attributable to:
(1) a decrease in gross profit in North America of $0.8 million or 14.8% from $5.4 million in the three months ended December 31, 2000 to $4.6 million in the three months ended December 31, 2001; (2) a decrease in gross profit in the Rest of World division of $2.0 million from $22.1 million in the three months ended December 31, 2000 to $20.1 million in the three months ended December 31, 2001. On a pro forma basis, after giving effect to the disposal of the Disposed Businesses as if they had occurred on October 1, 2000, gross profit would have decreased $0.6 million or 2.4% from $25.3 million in the three months ended December 31, 2000 to $24.7 million in the three months ended December 31, 2001. As a percentage of revenues, gross profit from continuing operations was 36.5% in the three months ended December 31, 2001 compared to 38.3% in the three months ended December 31, 2000.

      Gross profit in the Rest of World Industrial division decreased $2.0 million, or 9.0%, to $20.1 million in the three months ended December 31, 2001 from $22.1 million in the three months ended December 31, 2000. As a percentage of revenues, gross profit was 38.5% in the three months ended December 31, 2001 compared to 39.8% in the three months ended December 31, 2000.

      Gross profit in the North American Industrial division decreased $0.8 million, or 14.8%, from $5.4 million in the three months ended December 31, 2000 to $4.6 million in the three months ended December 31, 2001. As a percentage of revenues, gross profit was 29.5% in the three months ended December 31, 2001 compared to 33.3% in the three months ended December 31, 2000. The decrease in the gross profit percentage was primarily attributable to changes in sales mix and reduced volumes impacting overhead absorption.

      Gross profit from discontinued operations, comprising the Consumer division, increased $0.5 million, or 25.0% to $2.5 million in the quarter ended December 31, 2001 from $2.0 million in the quarter ended December 31, 2000. As a percentage of revenues, gross profit for the Consumer division was 29.4% in the three months ended December 31, 2001 compared to 28.5% in the three months ended December 31, 2000.

Selling, general and administrative expenses

      Selling, general and administrative expenses from continuing operations for the three months ended December 31, 2001 decreased by $3.6 million, or 12.7%, from $28.3 million in the quarter ended December 31, 2000 to $24.7 million in the quarter ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses were 36.5% for the three months ended December 31, 2001 compared to 39.4% in the three months ended December 31, 2000. The reduction in SG&A expenses is largely a result of the Company's restructuring efforts since the acquisition of Avery Berkel.

Depreciation and amortization

      Depreciation and amortization expense from continuing operations decreased $0.9 million, or 21.4%, to $3.3 million for the three months ended December 31, 2001 from $4.2 million for the three months ended December 31, 2000 due mainly to reduced capital expenditures over the prior year and the write-off during the current year of intangible assets relating to businesses restructured, sold or closed.

Restructuring charge

     Restructuring charges from continuing operations decreased $0.6 million, or 85.7%, to $0.1 million for the three months ended December 31, 2001 from $0.7 million in the three months ended December 31, 2000 due mainly to the restructuring of certain of the historic Weigh-Tronix business operations.

Operating loss

      As a result of the factors discussed above, the operating loss from continuing operations decreased by $2.2 million to an operating loss of $3.4 million for the three months ended December 31, 2001 from an operating loss of $5.6 million for the three months ended December 31, 2000. The operating income of discontinued operations remained constant at $0.7 million for the three months ended December 31, 2001 and for the three months ended December 31, 2000.

Interest expense, net

      Interest expense for the three months ended December 31, 2001 decreased by $1.3 million or 20.3% to interest expense of $5.1 million from interest expense of $6.4 million for the three months ended December 31, 2000. The decrease was primarily due to lower interest rates in the U.K. and North America during the three months ended December 31, 2001.

Other income and expense, net

      Other income and expense, net, increased by $9.9 million to income of $5.3 million in the quarter ended December 31, 2001 from expense of $4.6 million in the quarter ended December 31, 2000. This increase is mainly attributable to 1) the recording of net foreign currency gains of approximately $2.4 million in the quarter ended December 31, 2001 compared to foreign currency losses of $4.7 million in the prior quarter; and 2) the finalization of the gain/loss recorded in connection with the businesses disposed of in the quarter ended September 30, 2001.

Provision for income taxes

      Weigh-Tronix, LLC recorded an income tax benefit from continuing operations of $0.2 million in the three months ended December 31, 2001 as compared to a benefit from continuing operations of $2.8 million in the three months ended December 31, 2000. The benefit for the three months ended December 31, 2001 reflects an effective tax rate of 6.3% based on the pretax loss of $3.2 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 6.3% is mostly attributable to the establishment of a valuation allowance against net operating losses generated during the period due to the concern about the recoverability of the tax benefits of those assets. The benefit recorded for the three months ended December 31, 2000 reflects an effective tax rate of 17.1% based on the pretax loss of $16.4 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 17.1% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

Nine months ended December 31, 2001 compared with the nine months ended December 31, 2000

Revenues

      Revenues from continuing operations increased by $18.6 million, or 9.7%, from $191.1 million for the nine months ended December 31, 2000 to $209.7 million for the nine months ended December 31, 2001. The increase comprised: (1) an increase in the sales of the Rest of World Industrial division of $20.9 million or 14.9%, to $159.8 million from $138.9 million for the nine months ended December 31, 2000, largely due to the impact of the acquisition of Avery Berkel in June 2000; and (2) a decrease in sales in the North American Industrial division of $2.3 million or 4.4% to $49.9 million from $52.2 million for the nine months ended December 31, 2000. Revenues of discontinued operations increased by $4.6 million or 25.7%, to $22.5 million in the nine months ended December 31, 2001 from $17.9 million for the nine months ended December 31, 2000.

      The increase in revenues in the Rest of World Industrial division was primarily attributable to: (1) the impact of the acquisition of Avery Berkel in June 2000, comprising a $38.7 million increase in revenue, offset by the subsequent sale of the Berkel North America Slicer business in July 2001 comprising a $7.8 million reduction in revenue; (2) a decrease in sales of approximately $4.8 million for the nine months ended December 31, 2001 from the prior year period due to the closure and sale of the Company's German and Spanish businesses, respectively; (3) a decrease in sales of approximately $1.4 million for the nine months ended December 31, 2001 from the prior year comparable period due to the sale of Salter Australia; and (4) unfavorable foreign exchange rate movements. Unfavorable movements in the U.S. Dollar to U.K. Sterling foreign exchange rates between the nine months ended December 31, 2000 and 2001 adversely impacted the dollar-reported sales of the Rest of the World division by approximately $3.8 million for the nine months ended December 31, 2001 compared to the nine months ended December 31, 2000.

      The decrease in revenues in the North American Industrial division was largely attributable to: (1) decreased sales of heavy industrial scales over the prior year, due to the economic environment in North America; and (2) decreased sales of postal scales due largely to post September 11, 2001 impact on postal revenues, and also, in part, to the disruption caused by the restructuring of our Santa Rosa operations.

      The increase in revenues in discontinued operations, comprising the Consumer division, was primarily attributable to: (1) continuing expansion in North America; and (2) increased demand from key accounts in the U.K. leading to increased local currency sales, partially offset by unfavorable foreign exchange rates. Foreign currency movement from the prior year impacted sales by approximately $1.0 million.

Gross profit

      Gross profit from continuing operations increased $28.0 million, or 52.0%, from $53.8 million in the nine months ended December 31, 2000 to $81.8 million in the nine months ended December 31, 2001. As a percentage of revenues, gross profit was 39.0% in the nine months ended December 31, 2001 compared to 28.1% in the nine months ended December 31, 2000. The principal reasons for the increase in gross profit were: (1) the acquisition of Avery Berkel in June 2000; (2) the application of purchase accounting to the results of Avery Berkel resulting in $16.3 million of amortization of inventory step-up in the nine months ended December 31, 2000; and (3) a reduction in gross profit of $1.8 million in the North American Industrial segment. Gross profit from discontinued operations increased by $1.2 million from $5.6 million in the nine months ended December 31, 2000 to $6.8 million in the nine months ended December 31, 2001 due to sales volumes. Gross profit margins decreased from 31.2% in the nine months ended December 31, 2000 to 30.2% in the nine months ended December 31, 2001 due to aggressive pricing on new business.

      Gross profit in the Rest of World Industrial division increased $29.8 million, or 82.8%, to $65.8 million in the nine months ended December 31, 2001 from $36.0 million in the nine months ended December 31, 2000. As a percentage of revenues, gross profit was 41.2% in the nine months ended December 31, 2001 compared to 25.9% in the nine months ended December 31, 2000. The acquisition of Avery Berkel was completed on June 13, 2000. In applying purchase accounting to the assets and liabilities of Avery Berkel, the inventory value of Avery Berkel was increased by $16.3 million to reflect the fair value of the inventory acquired. This increase, or fair value adjustment, was amortized through cost of goods of the Rest of the World Industrial segment as the related inventory was sold. Gross profit for the nine months ended December 31, 2000 was reported after charging the amortization of the inventory step-up of $16.3 million.

      Further, the Berkel North America Slicer business, sold in July 2001, generated gross profit of $7.4 million in the nine months ended December 31, 2000 and $2.3 million in the nine months ended December 31, 2001. Salter Australia, sold in November 2001, generated gross profit of $0.4 million in the nine months ended December 31, 2000 and $0.5 million in the nine months ended December 31, 2001. Germany and Spain, closed and sold, respectively, during the second quarter of fiscal 2002 generated gross profit of $1.4 million in the nine months ended December 31, 2000 and $0.5 million in the nine months ended December 31, 2001.

      Gross profit in the North American Industrial division decreased $1.8 million, or 10.1%, from $17.8 million in the nine months ended December 31, 2000 to $16.0 million in the nine months ended December 31, 2001. As a percentage of revenues, gross profit in the North American Industrial division decreased from 34.1%, in the nine months ended December 31, 2000 to 32.0% in the nine months ended December 31, 2001. The decrease in the gross profit percentage was primarily attributable to changes in sales mix and reduced volumes impacting overhead absorption.

      Gross profit in discontinued operations, comprising the Consumer division, increased by $1.2 million, or 21.4% from $5.6 million in the nine months ended December 31, 2000 to $6.8 million in the nine months ended December 31, 2001. As a percentage of revenues, gross profit for the Consumer division was 30.2% in the nine months ended December 31, 2001 compared to 31.2% in the nine months ended December 31, 2000. The decrease in gross profit margin was largely due to foreign exchange.

Selling, general and administrative expenses

      Selling, general and administrative expenses of continuing operations for the nine months ended December 31, 2001 increased by $9.9 million, or 15.3%, from $64.5 million in the nine months ended December 31, 2000 to $74.4 million in the nine months ended December 31, 2001. As a percentage of revenues, selling, general and administrative expenses were 35.5% for the nine months ended December 31, 2001 compared to 33.8% in the nine months ended December 31, 2000. The main reason for the increase in these expenses in the nine months ended December 31, 2001 is the impact of the acquisition of Avery Berkel for the full nine months in the current fiscal year, but only for six months and 17 days in the prior year.

Depreciation and amortization

      Depreciation and amortization expense of continuing operations increased $1.3 million, or 14.3%, to $10.4 million for the nine months ended December 31, 2001 from $9.1 million for the nine months ended December 31, 2000. The increase is primarily due to the full nine months of additional amortization of goodwill that arose as a result of the Avery Berkel acquisition in June 2000.

Restructuring charge

      The Company recorded a restructuring charge of $5.3 million in the nine months ended December 31, 2001, compared with a restructuring charge of $2.6 million in the nine months ended December 31, 2000. The charge in the nine months ended December 31, 2001 relates to the restructuring of the Company's operations in India and North America. The charge recorded in the nine months ended December 31, 2000 related to the restructuring of certain of the historic Weigh-Tronix business operations. Also included in the total restructuring charge of $5.3 million for the nine months ended December 31, 2001 is a charge of $3.0 million for the impairment of intangible assets resulting from the restructuring of the Indian manufacturing operations.

Operating income (loss)

      As a result of the factors discussed above, the operating loss from continuing operations decreased by $14.1 million to an operating loss of $8.4 million for the nine months ended December 31, 2001 from an operating loss of $22.5 million for the nine months ended December 31, 2000.

Interest expense, net

      Interest expense for the nine months ended December 31, 2001 increased by $1.4 million or 9.7% to interest expense of $15.9 million for the nine months ended December 31, 2001 from interest expense of $14.5 million for the nine months ended December 31, 2000. The increase was primarily due to the full nine months of increased interest on the additional debt raised to finance the acquisition of Avery Berkel in the current fiscal year, partially offset by a decrease in interest rates in the nine months ended December 31, 2001.

Other income, net

      Other income and expense from continuing operations, net for the nine months ended December 31, 2001 decreased to an expense of $4.9 million in the nine months ended December 31, 2001 from an expense of $0.0 million for the nine months ended December 31, 2000. The expense was mainly attributable to 1) the recording of net foreign currency gains of approximately $2.3 million; and 2) losses of $7.0 million on the sale and closure of businesses which includes non-cash charges of $9.5 million for the write-off of goodwill and other intangibles related to those businesses.

Extraordinary item, net of tax

      This amount in the nine months ended December 31, 2000 represented a prepayment penalty fee related to the early repayment of the subordinated notes due May 1, 2005 and 2006 as a result of the acquisition of Avery Berkel and the related refinancing of indebtedness; and the write-off of deferred financing costs relating to the debt extinguished.

Provision for income taxes

      The Company recorded an income tax benefit from continuing operations of $1.4 million in the nine months ended December 31, 2001 as compared to a benefit from continuing operations of $4.2 million in the nine months ended December 31, 2000. The benefit for the nine months ended December 31, 2001 reflects an effective tax rate of 4.9% based on the pretax loss of $28.7 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 4.9% is mostly attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern about the recoverability of the tax benefits of those assets. The benefit recorded for the nine months ended December 31, 2000 reflects an effective tax rate of 11.5% based on the pretax loss of $36.4 million. The difference between the U.S. federal statutory benefit rate of 34.0% and the effective benefit rate of 11.5% is primarily attributable to the establishment of a valuation allowance against the deductible temporary differences and net operating losses generated during the period due to the concern of the recoverability of the tax benefits of those assets.

Liquidity and Capital Resources

Short-term

      As a result of the acquisition of Avery Berkel and related financing and offering on June 13, 2000, the Company has significant amounts of debt that require interest payments. As of December 31, 2001, the Company's outstanding debt was $196.5 million and consists of: (i) $107.8 million related to the Company's senior credit facility; and (ii) $88.7 million related to the 12.5% Senior Subordinated notes, due 2010 (the "Notes"). As of December 31, 2001, an additional $0.6 million of debt under the senior credit facility was available for borrowing.

      On November 19, 2001, the Company's bank group granted the Company a waiver, for September 30, 2001, of the leverage ratio financial covenant contained in the Amended and Restated Credit Agreement (the "Credit Agreement") that were adversely impacted by the sale of Berkel Inc. and amended the equivalent ratios at December 31, 2001 and March 31, 2002 that are also projected to be impacted by the sale of Berkel Inc. (the "Fourth Amendment and Waiver"). The Fourth Amendment and Waiver included provisions relating to the Company's ability to sell assets; its financial reporting and a commitment by the Company to deliver a business plan including a cash-flow forecast to its lenders on or before January 11, 2002. On January 11, 2002, the Company and its lenders executed a limited waiver to the Fourth Amendment and Waiver extending the submission date for the Company's business plan to January 16, 2002.

      The Fourth Amendment and Waiver also established February 7, 2002 (the "Reset Amendment Date") as the date by which the Company was required to reach an agreement with its lenders in writing regarding amendments to the Credit Agreement (the "Reset Amendment"), including adjusted levels for the Company's financial covenants, based on the Company's new business plan submitted on January 16, 2002.

      On December 4, 2001 the Company and its lenders executed a fifth amendment to the Credit Agreement (the "Fifth Amendment"). The Fifth Amendment amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to permit the sale of Salter Australia Pty Limited.

      On January 18, 2002, the Company and its lenders executed a Sixth Amendment to the Credit Agreement (the "Sixth Amendment"). The Sixth Amendment further amended the provision in the Credit Agreement relating to the Company's ability to sell assets so as to more accurately describe the previously permitted sale of the business and assets of Salter Housewares Limited, a UK subsidiary of the Company, and also permitted the incurring by the Company of an indemnification guarantee respecting such sale.


      On February 7, 2002 the Company and its lenders executed a second limited waiver to the Fourth Amendment and Waiver extending the lenders' waiver of specified events of default to February 13, 2002. On February 13, 2002 the Company and its lenders executed a Seventh Amendment. The Seventh Amendment and Waiver extends the Reset Amendment Date to March 22, 2002 to allow the Company to assess its financial strategy and provide its lenders with a report on the Company's debt status and a cash budget through April 30, 2002. It waives any default or event of default under the financial covenants in the Credit Agreement through and until March 22, 2002. The Seventh Amendment and Waiver includes restrictions on the Company's ability to draw down on its revolving credit facility to a maximum of $2.5 million during the waiver period, subject to the existing borrowing base formula and total facility provisions. In addition, the lenders may advance amounts in excess of $2.5 million or the amount otherwise available under the borrowing base formula if Berkshire Partners agrees to guarantee the amount of such excess. The Seventh Amendment and Waiver requires Berkshire Partners to increase its guarantee to support 25% of any funding of the Company's revolving credit facility during the waiver period. In addition, the lenders may advance amounts in excess of $2.5 million or the amount otherwise available under the borrowing base formula if Berkshire Partners agrees to guarantee the amount of such excess. The Company's lenders reserve their right to draw the Berkshire Partners guarantee on March 22, 2002 or upon an earlier Event of Default.

      The Company has engaged financial consultants to assist in its cash flow analysis and to assess its strategic options and intends to negotiate a Reset Amendment with its senior lenders that will set financial covenants that are attainable by the Company given its business plan and projected future financial performance. There can be no assurance that a Reset Amendment acceptable to the Company will be negotiated. The Company's ability to continue as a going concern is dependent upon its ability to reach an agreement on an appropriate Reset Amendment and to comply with the terms thereof.

      A breach of any of the terms and conditions of the Seventh Amendment and Waiver, or subsequent breaches of the financial covenants under the Credit Agreement could result in acceleration of the Company's indebtedness, both Senior Credit and Subordinated Notes, all of which debt could become immediately due and payable. Based upon the current business plan and cash flow forecast, the Company will not be able to comply with the financial covenants unless they are modified. Also, the failure to consummate a Reset Amendment adjusting covenants under the Credit Agreement by March 22, 2002 will itself constitute a breach under the Credit Agreement which could lead to acceleration of the Company's debt. If there is no modification of the financial covenants and the debt is accelerated, the Company would not be able to repay the debt or borrow sufficient funds to refinance it. Since the Seventh Amendment and Waiver waives financial covenant defaults only through March 22, 2002, the total indebtedness under the Credit Agreement and under the Subordinated Notes has been classified as a current liability in the consolidated balance sheet at December 31, 2001.

      In relation to the Company's acquisition of Avery Berkel on June 13, 2000, the Company issued (euro)10.0 million of preferred member interests to Marconi, Inc., an affiliate of Marconi plc. Dividends on the preferred member interests accrued at an annual rate of 12% for the first five years and escalate thereafter. During the first three years, dividends were payable only in additional preferred member interests and thereafter, in additional interest or cash at the option of the Company. These interests were exchangeable for Notes at the option of the Company or the holders of the preferred member interests at any time after June 13, 2001, subject to the Company's achieving a specific interest coverage ratio. The holders of the preferred member interests did not exchange their interests on June 13, 2001, and accordingly, the Company accrued dividends of (euro)1.2 million in the form of additional preferred member interests through June 13, 2001 and an additional (euro)0.9 million through December 31, 2001, or a total of $1.7 million. On January 29, 2002, the preferred member interest and a warrant to acquire common member interests were surrendered to the Company for no consideration in connection with Avery Berkel's execution and delivery of market term supply agreements with affiliates of Marconi Corporation plc.

      The Company's principal debt service requirements under the Senior Credit Agreement for the remainder of fiscal 2002 are $0.9 million. The Company's annual interest expense related to the Notes is (euro)12.5 million for fiscal 2002. Interest under the Senior Credit Agreement, based on amounts outstanding, and interest rates prevailing at December 31, 2001 would be approximately $7.2 million. On February 7, 2002 the Company sold the business and assets of its consumer segment, Salter Housewares, to Barclays Private Equity. Total consideration was approximately $16.9 million. The net proceeds of $14.1 million, after fees and expenses of $2.5 million and an escrow of $0.3 million, were applied to bank debt in accordance with the Company's Senior Credit Agreement.

      Besides servicing the debt, the Company's other liquidity needs on a short-term basis relate to working capital, capital expenditures and one-time merger related and restructuring costs which are necessary to affect the cost reductions and operating improvements associated with the Company's integration plan. A significant source of liquidity for the Company in the short-term is expected to be cash provided by operations. Another source of liquidity in the short term is expected to be the Company's borrowing availability under its Senior Credit Agreement. Berkshire Partners has also, subject to certain conditions, guaranteed a portion of the Company's obligations under the Senior Credit Agreement.

      As a result of the continuing facilities rationalization, particularly in the UK, resulting in fewer manufacturing facilities, and the Company's liquidity management, capital expenditures are expected to be lower than historical levels.

Long-term

      The Company's primary long-term liquidity needs are to: (i) service the senior credit facility, which includes making interest payments and scheduled principal repayments; (ii) make interest payments related to the Notes. Further detail is as follows:

o The Company's future principal debt service requirements for the senior credit facility based on amounts outstanding at December 31, 2001 are as follows: $0.9 million for fiscal 2002; $4.5 million for fiscal 2003; $6.0 million for fiscal 2004; $13.2 million for fiscal 2005; $58.8 million for fiscal 2006; $19.5 million for fiscal 2007 and $4.9 million for fiscal 2008.

o The Company's annual interest expense related to the Notes is(euro)12.5 million or approximately $11.0 million (based on the US Dollar to Euro exchange rate at December 31, 2001). Interest payments are due semi-annually and started on December 1, 2000.

      A number of factors may affect the Company's ability to make scheduled payments on its debt obligations. These factors, certain of which are beyond our control, include negotiating a Reset Agreement under the Amended and Restated Credit Agreement, discussed above, and those factors set forth under "Information Regarding Forward-Looking Statements".

Cash flows from operations

      Net cash used in operations totaled $14.9 million for the nine months ended December 31, 2001. Net cash used in operations in the nine months ended December 31, 2000 amounted to $17.7 million. The increase in cash flows from operations for the nine months ended December 31, 2001 compared to the same period in the prior year was due to: (1) a decrease in net loss from continuing operations of $8.4 million from $35.5 million in the nine months ended December 31, 2000 to $27.1 million in the nine months ended December 31, 2001; (2) the amortization in the prior year of the inventory fair value adjustment of $16.3 million; (3) a decrease in the cash used to fund working capital of $8.3 million; (4) a reduction in deferred tax charges of $1.1 million; (5) a reduction in unrealized losses on foreign currency translation of $3.8 million; and (6) an increase in other non-cash charges of $3.9 million primarily due to restructuring charges and losses on the sale and closure of businesses.

Cash flows from investing activities

      Cash provided by investing activities for the nine months ended December 31, 2001 was $5.8 million. Cash used in investing activities during the nine months ended December 31, 2000 was $166 million consisting primarily of the Avery Berkel acquisition. Cash provided by investing activities for the nine months ended December 31, 2001 primarily resulted from the sale of businesses and was partially offset by capital expenditures. The Company incurred capital expenditures of $4.0 million for the nine months ended December 31, 2001 versus $2.6 million for the nine months ended December 31, 2000. The major capital expenditures in both nine-month periods were mainly for tooling and equipment relating to manufacturing.

      Generally, management believes that its manufacturing facilities are in good condition and does not anticipate that major capital expenditures will be needed to replace existing facilities in the near future. As part of a liquidity improvement program, capital expenditures are expected to be well below prior year levels and less than depreciation.

Cash flows from financing activities

      Cash generated from financing activities of $6.7 million for the nine months ended December 31, 2001 related primarily to the amounts drawn down on the Company's revolving credit facility under the Senior Credit Agreement. Cash provided by financing activities for the nine months ended December 31, 2000 was $189.2 million and consisted primarily of debt incurred in connection with the acquisition of Avery Berkel and the refinancing of the Company's former indebtedness.

      The Company intends to fund its working capital, capital expenditures, and debt service requirements through cash flow generated from operations and borrowings under the Senior Credit Agreement.

      The Senior Credit Agreement consists of a $120.0 million of Term Loan and Revolving Credit Facilities comprising: (1) a $30.0 million Tranche A Term Loan Facility; (2) a $40.0 million Tranche B Term Loan Facility; and (3) a $50.0 million Revolving Credit Facility (subject to a borrowing base). Of the $50.0 million Revolving Credit Facility, $41.7 million was borrowed as of December 31, 2001 and $0.6 million was available for borrowing.

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

      Certain mandatory prepayments to the Senior Credit Agreement are required, including: proceeds from certain asset sales or insurance recoveries; proceeds from the sale of equity or the issuance or incurrence of certain indebtedness; and annual "excess cash flow" as defined in the Senior Credit Agreement. In accordance with the terms of the Senior Credit Agreement the net cash proceeds received from the sales of Berkel in July 2001 and Salter Housewares in February 2002 were applied against the outstanding balance - see "Recent Developments."

      Borrowings under the Senior Credit Agreement will bear interest at floating rates that may be based on either LIBOR rates or on the applicable alternate base rates plus the applicable margin.

      The Senior Credit Agreement and the indenture governing the Notes contain certain covenants that will limit, among other things, our ability to:

      o     Incur additional debt and issue preferred stock

      o     Pay dividends and make other distributions

      o     Prepay subordinated debt

      o     Make investments and other restricted payments

      o     Enter into sale and leaseback transactions

      o     Create liens

      o     Sell assets

      o     Enter into certain transactions with affiliates.

      In addition, the Senior Credit Agreement requires that the Company maintain specified financial covenants (which become more restrictive over time), including: a maximum ratio of consolidated indebtedness to Consolidated EBITDA (as defined under the Senior Credit Agreement); minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to interest expense; minimum ratio of Consolidated EBITDA (as defined under the Senior Credit Agreement) to fixed charges, minimum tangible net worth, minimum cumulative Consolidated EBITDA (as defined under the Senior Credit Agreement) and capital expenditure limits. These financial covenants were in effect starting July 1, 2000, and were amended on February 16, 2001, effective from the quarter ended December 31, 2000 through the quarter ending March 31, 2002 certain covenants were further waived and amended in November 2001 under the Fourth Amendment and Waiver. A number of factors may affect the Company's ability to satisfy the financial covenants contained in the Senior Credit Agreement. These factors, certain of which are beyond our control, include those factors set forth under "Information Regarding Forward-Looking Statements." A failure by the Company to satisfy any of the covenants would result in an event of default as defined under the Senior Credit Agreement unless otherwise waived. An Event of Default could result in the acceleration of the Company's indebtedness, in which case the debt would be immediately due and payable. See "Liquidity and Capital Resources-Short Term," for a discussion of the Company's ability to satisfy the financial covenants under the Senior Credit Agreement and limitations on further draws on the revolving credit facility thereunder.

      Assuming the Company is able to negotiate a Reset Amendment, the Company believes that cash from operating activities, together with available borrowings under the revolving credit facility under the Senior Credit Agreement, will be sufficient to permit us to meet our financial obligations and fund our operations for the foreseeable future. See "Liquidity and Capital
Resources-Short Term."

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

      The Company also incurs currency transaction risk whenever one of its subsidiaries enters into a transaction that is denominated in a currency other than its local currency. The majority of the Company's revenue, operating expenses and cash flows are denominated in Sterling and U.S. Dollars. Consequently, the Company will be subject to currency transaction risk relating to the Notes, if Sterling or the U.S. Dollar were to weaken relative to the Euro.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      The Company had $41.7 million outstanding under its $50.0 million revolving portion of the Senior Credit Agreement as of December 31, 2001. Interest rates for amounts outstanding under the revolving credit portion of the Senior Credit Agreement are currently: (1) in the case of loans denominated in U.S. dollars, the Company may choose between a rate of LIBOR plus 3.75% and a base rate plus 2.75% or (2) in the case of loans denominated in sterling and euro, LIBOR plus 4.25%. In addition, an annual commitment fee payable on the daily average unused portion of the revolving credit portion of the Senior Credit Agreement is currently 0.50%. The effective interest rate on outstanding variable rate borrowings for the nine months ended December 31, 2001 was 5.68%.

      To mitigate the risks associated with increases in interest rates, the Company historically had entered into and plans to continue to enter into interest-rate protection agreements with members of the Company's banking group. The interest differential to be paid or received under the interest rate swap agreements is recorded as interest income or expense.

      A sensitivity analysis indicates that, with respect to interest rate swap agreements and variable rate debt in place at December 31, 2001, an increase in the applicable market interest rates of 100-basis points would have a negative impact of approximately $0.8 million on the Company's consolidated results of operations.

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

      A sensitivity analysis indicates that, with respect to foreign exchange forward contracts in place at December 31, 2001, a 10% adverse change in foreign currency rates would have a $0.3 million negative impact on the Company's consolidated results of operations and financial position. With respect to the Euro denominated notes at December 31, 2001, a 10% change in the foreign currency exchange rates would result in a $8.9 million change to the recorded balance of the notes.

Hyper-inflationary economic factors in territories in which overseas subsidiaries operate may affect the carrying value of the investment in these entities or the book value of their assets and liabilities in the Company' s consolidated financial statements.

The imposition of exchange controls in territories in which overseas subsidiaries operate may restrict the Company's ability to remit cash from those entities.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            10.1 Second Limited Waiver to Fourth Amendment and Waiver under the
                 Amended and Restated Credit Agreement dated as of November 19, 2001 by and among the Registrant, SWT Finance B.V., Weigh-Tronix Canada, ULC, certain guarantors, certain lenders, Lehman Brothers Inc., Fleet Boston Robertson Stephens Inc., Lehman Commercial Paper Inc. and Fleet National Bank.

            10.2 Seventh Amendment and Limited Waiver dated as of February 13,
                 2002 by and among the Registrant, SWT Finance B.V., Weigh-Tronix Canada, ULC, certain guarantors, certain lenders, Lehman Brothers Inc., Fleet Boston Robertson Stephens Inc., Lehman Commercial Paper Inc. and Fleet National Bank.

      (b)   Current Reports on Form 8-K

            Current Report on Form 8-K was filed with the Commission on November 27, 2001. Under Item 5 of Form 8-K, the Registrant reported the amendment and waiver agreement executed on November 19, 2001 regarding the Amended and Restated Credit Agreement with its lenders.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            WEIGH-TRONIX, LLC


Date: February 19, 2002                 By: /s/John J. McCann III
                                            -----------------------------------
                                            John J. McCann III
                                            Chairman, Chief Executive Officer,
                                            and Director


Date: February 19, 2002                 By: /s/Donald J. MacKenzie
                                            -----------------------------------
                                            Donald J. MacKenzie
                                            Vice President and Chief
                                            Financial Officer